Form 10-K
period 2024-09-30
Transit Pro Tech Inc.
filed 2024-12-27
CIK 2016167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________

COMMISSION FILE NO. 000-56650

TRANSIT PRO TECH INC.

(Exact name of registrant as specified in its charter)

Delaware	93-1692034
State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

100 N. Barranca Street, Suite 460

Covina, California 91791

Tel: (626) 332-5398

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

There were 1,000,000 shares of the Company’s common stock outstanding as of December 24, 2024.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2024 was $-0-. There was no trading market for the Common Stock as of March 31, 2024.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

Transit Pro Tech Inc. (“Transit Pro Delaware” or the “Company”) was formed by Weihong Du in June 2023 to engage in the business of developing, marketing and distributing leading edge software for the detection of faults and other defects in railroad tracks; the inspection of tunnel walls for stability and providing ancillary monitoring systems related to the safe operation of railroads and vehicles generally.

Our Corporate Structure

We (“Transit Pro Delaware”) are a Delaware corporation formed in June 2023. We have a wholly-owned subsidiary Transit Pro Tech Ltd. (“TP Hong Kong”), a limited liability company formed in Hong Kong. TP Hong Kong, in turn, owns Shenzhen Guantu Technology Co. Limited (“SGTCL”), which it formed in Shenzhen. References herein to “Transit Pro,” the “Company, “we,” “us” and words of similar import, unless otherwise indicated, refer collectively to Transit Pro Delaware, TP Hong Kong and SGCTL.

The founding shareholders of Transit Pro Delaware (collectively, the “Shareholders”), own all of the outstanding shares of Shenzhen Beyebe Internet Technology Co. Limited (“Beyebe”) in the same proportions as their interests in Transit Pro Delaware and Mr. Weihong Du, our Chairman and Chief Executive Officer, is Beyebe’s executive director and general manager. Beyebe is engaged in developing and marketing computer compliance software and hardware in the PRC. Beyebe is the owner of all of the outstanding equity of Beyebe AI Technology Inc. (“Beyebe AI”), a corporation formed under the laws of the state of California headquartered in Los Angeles.

As more fully discussed below, we have entered into a Loan Agreement wherein Beyebe AI has agreed to lend us up to $1,000,000 to defray our expenses and a License Agreement with Beyebe wherein we have granted Beyebe the right to use and distribute within China hardware and software incorporating our intellectual property.

The following charts show our corporate structure, including the relationships resulting from the Loan Agreement with Beyebe AI and the License Agreement with Beyebe:

The Industry

According to the Federal Railroad Administration, the United States has the largest rail network in the world. It is estimated that as of the end of 2022, the United States had more than 140,000 miles (225,308 kilometers) of rail lines and that its operators had more than 28,000 locomotives and 1.6 million rail cars. In comparison, according to the Transportation Overview Report of the Ministry of Transport of China, as of the end of 2022, China had 155,000 kilometers of railways in operation, including 42,000 kilometers of high-speed railways; 22,100 railway locomotives, 77,000 railway passenger cars and 997,000 railway freight cars.

Sustained railroad infrastructure investment, adoption of new inspection technologies, the development of better track components, and advances in inspection and maintenance practices have decreased two of the leading causes of accidents: track and equipment failures. Proactive maintenance helps keep rail networks safe, improving service and reliability. Class I railroads’ mainline train accident rate in the United States decreased 48% from 2000 to 2022. Additionally, the equipment-caused accident rate is down 21% since 2000 and 2022 marked the lowest-ever rate of track-related accidents.

According to the Association of American Railroads, from 1980 to 2022, America’s privately owned freight railroads spent about $780 billion — averaging well over $23 billion per year over the past five years — to maintain and improve their networks. That investment amounts to more than $260,000 spent on average annually per mile of freight rail network. Inspections and maintenance of tracks and railbeds account for a significant portion of the amounts expended.

According to the Yanguan Tianxia Data Center, from 2015 to 2021, the Chinese railway repair and maintenance industry increased from USD8.19 billion to USD15.90 billion. In 2022, the Chinese railway repair and maintenance industry was estimated at approximately USD17.40 billion.

Track Inspection

There are a variety of methods used to detect flaws in rails ranging from visual inspections to highly sophisticated methods which rely upon ultrasound, magnetic induction and radiography. The different methods of inspection can be used in a variety of ways, such as a walking stick or hand pushed trolley, which might be used when a small section of track is to be inspected, for example, to follow up on an indication uncovered by a rail car or truck. Specially equipped rail inspection cars and trucks referred to as HiRail trucks are the principal tools used to inspect large volumes of track. Almost all of these trucks exclusively rely upon ultrasonic testing, though some are capable of performing multiple tests. In addition to testing equipment, these trucks are equipped with high-speed computers with advanced specialized software used to analyze the results and detect defects.

There are a number of manufacturers of road/rail inspection trucks and the Company does not intend to directly compete with these firms with respect to the manufacture, production and distribution of inspection vehicles. We do not intend to compete in the market for the manufacture or operation of HiRail trucks. We intend to develop more advanced sophisticated software to analyze the results obtained through the various methods of track inspection to improve fault detection. Further, as the industry moves to newer or complimentary methods of detecting faults, the Company intends to seek to develop specialized software to analyze the results of such methods.

Driver Management Systems

In addition to its focus on track maintenance, the railway industry is seeking to develop other modern technological solutions to improve safety in the operation of trains and around railroad tracks and rights of way. Further, there are efforts to develop systems to monitor engineers when driving a train to ensure they remain focused. In addition to developing rail flaw detection software, the Company intends to participate in the development of software related to ancillary methods of improving rail performance and decreasing accidents. In particular, the Company intends to develop intelligent video analysis tools to assess a driver’s ability to focus in real time and alert someone at control center if a driver is sleepy, inattentive or otherwise distracted. Such products may also be used in automobiles, trucks and other vehicles, including airplanes.

Business Objectives

Our primary goal is to develop a reputation within the United States and in other countries outside of China as a developer of leading-edge software for the detection of railroad track faults. This will require that we build upon the knowledge base developed by Mr. Du to develop and then constantly upgrade our software to ensure that it is compatible with the measurements obtained by current and newly developed hardware. In addition, we must seek to uncover new ways to analyze the information obtained through various methods of inspection to provide customers with more sophisticated information to enable them to more effectively monitor their rail lines.

We believe the knowledge base of Mr. Du and other members of our management provides us with a sound basis upon which to develop new software for the detection of rail faults and initially we will rely upon experienced software engineers to develop our systems. By maintaining our headquarters in the United States, we will have personnel readily available to meet with prospective customers to discuss their needs and coordinate our efforts to provide the information they are seeking. We believe that by combining the efforts of experienced software engineers in China and the efforts of our US personnel, we will be able to promptly respond to changes in the industry.

Sales and Marketing

Our approach to sales and marketing can be best understood through the concept of customer alignment. The railroad industries in most countries are dominated by a small number of large governmental and private operators. Further, the markets for rail monitoring equipment are generally dominated by a few large manufacturers. Initially, we will target our marketing efforts by approaching both rail operators, including subways, and equipment manufacturers to determine what they believe are the current opportunities in their countries to improve the information obtained through leading fault detection equipment and design analytical software to provide such data. Successful positioning requires that we earn a reputation within the United States as a preferred software supplier by delivering sophisticated analyses with results rail operators can rely upon to reduce accidents from track failures.

Our marketing strategy involves developing long-term working relationships with customers. These relationships enable us to develop barriers to entry to competitors by establishing and maintaining advanced quality approvals, certifications and tooling investments that are difficult and expensive to duplicate.

Many owners and operators of railroads, and the manufacturers and users of fault detection equipment, are large well-financed enterprises that seek out new products and services beyond their own country. Consequently, many trade shows attract participants from various countries. Although our initial marketing efforts primarily will be directed at potential customers in the United States and Canada, we will also explore opportunities to market our products and services to potential customers outside of the United States.

We do not intend for the foreseeable future to actively market our products and services to railway operators in the PRC and no monies invested in Transit Pro Delaware will be devoted to marketing activities in the PRC. Our management believes that because of the economic tensions between the United States and the PRC, Chinese officials responsible for railway construction and maintenance will be reluctant to rely upon technologies owned by a US entity. For that reason, much of our intellectual property, including patents filed in the United States, will be owned by TP Hong Kong. Because Hong Kong is now subject to the domination and control of the government of the PRC, to the extent our intellectual property is owned by a Hong Kong entity, it will be subject to many of the legal and operational risks associated with doing business within the PRC. For a more complete discussion of these issues, see the Risk Factors under the subheading “Risks Associated with Business Operations in China” in Item 1A. Risk Factors.

Because we do not intend to devote resources invested in Transit Pro Delaware to sales and marketing in the Chinese market, we have entered into a license agreement with Beyebe granting it the right for agreed upon fees to use and distribute within China hardware and software incorporating our intellectual property. To sell products and services into the Chinese railway industry, a vendor must be an entity organized and operating in the PRC, with previous experience in the industry. In addition, the vendor must have various ISO certifications, including ISO9001:2015 quality management certification, ISO14001:2015 environmental standard certification and ISO45001:2018 health standard certification and five-star after-sales certification. We believe that Beyebe has the qualifications required to market our driver management and rail flaw detection systems in China. Because Beyebe is owned by the initial shareholders of Transit Pro Delaware, conflicts of interest are inherent in any transaction between Transit Pro Delaware and Beyebe and its subsidiary, Beyebe AI.

Intellectual Property

Although certain of the software applications and pioneering methods we develop in the future will be eligible for patent and trademark protection, the costs of maintaining and enforcing such intellectual property rights may not afford us a competitive advantage. Nevertheless, we will seek to obtain patents on certain of our software applications and to also rely on maintaining the secrecy of our proprietary information to obtain a competitive advantage. To date, we have filed in the USPTO various patent applications and provisional applications with respect to inventions regarding the detection of rail faults and driver behavior analysis.

Competition

The markets for sophisticated software for the detection of rail faults and the development of driver, passenger and other ancillary safety systems are highly competitive and characterized by rapid change. In the United States we will be competing against large well capitalized companies with extensive experience and relationships within the railroad industry, including well known software companies. In addition, there are few barriers to entry with respect to the development of analytical software systems, including those which rely upon AI, and given the enormity of the railroad industries, these markets continually attract new competitors. The success of our software will be contingent upon our ability to provide superior solutions and a strong value proposition for all potential customers.

Many existing competitors are well-established, enjoy greater resources or other strategic advantages and are more familiar with the rail fault detection industry in the US than are we. With the introduction of new technologies and market entrants, we expect the competitive environment to be and remain intense. Many of our current competitors enjoy greater resources, recognition, deeper customer relationships, larger existing customer bases, and more mature intellectual property portfolios than we do currently.

In the field of track inspection, our competitors include the American company Sperry Rail Service which produces and sells rail flaw detection vehicles and provides inspection services. More than 70% of railways in North America and Mexico are served by Sperry. Moreover, Sperry owns the data generated by the inspections performed for certain of its clients, which may make such clients reluctant to engage us. Additional US competitors include RailPros, Railworks American, Track and Applied Technical Services In addition to our US based competitors, we will face competition from such international companies as Hexagon AB, based in the UK, Avigilon, a Canadian subsidiary of Motorola Solutions, and Streamax Technology Co., Ltd. and Zhengzhou Thinkfreely Hi-Tech Co., Ltd., Chinese public companies that focus on driver monitoring,

Government Regulations

The operation and maintenance of railroads are subject to extensive regulation in every country. In the United States, the leading regulator is the Federal Railroad Administration, a division of the US Department of Transportation. With respect to track maintenance and fault detection, there are regulations that govern how often tracks must be inspected and the methods (for example, direct viewing, ultrasound, radiography and magnetic induction) which may be used. Although our operations may not be directly subject to such regulations, we will have to design our software and other products to ensure that when a customer uses one of our solutions, they will be in compliance with all applicable regulations.

In addition to regulations pertaining to participants in the railway industry, we will be subject to regulations pertaining to the use of any software we develop. Governments have adopted various regulations regarding the security of information technology, in particular as it pertains to the privacy of personal data. Nevertheless, railroads are a part of the critical infrastructure in many countries and the governments in such countries have or should be expected to adopt regulations with respect to the need to maintain the security of information which could be used to sabotage railroads. Further, the condition of railways, the likelihood of an accident and an owner’s response to potential flaws, are highly confidential proprietary information. Our customers will need to know that any information developed with respect to their systems will not be accessible or given to third parties.

We also will be subject to numerous regulations applicable to businesses generally, including regulations relating to working conditions, employee compensation and the maintenance of welfare plans.

Properties

We currently maintain an office at 100N Barranca Street, Suite 460, West Covina, CA 91791 at a cost of $3,985 per month pursuant to a lease which terminates on June 30, 2025. Many of our employees operate remotely and we do not envision having to devote a significant amount of resources to providing offices to our personnel.

Employees

As of December 26, 2024, we had 8 employees devoting full-time services to the Company. Of these, three are engaged in research and development, three are in management, and two are in finance. We believe that our relationships with our employees and consultants are good.

Mr. Weihong Du, our chief executive officer, Coco Li, our Chief Accountant, Dr. Fan Jiang, a Vice President, and Mr. Hong Hu, a director, all reside in the United States. Six of our employees, including those engaged in research and development, primarily software development to support our operations in the US, are engaged by our Chinese subsidiary and are based in Shenzhen. None of our employees engage in sales and marketing activities in China on our behalf though certain members of our management are involved in the operations of Beyebe and Beyebe AI.

Operations in China

General

Our primary focus is to develop our business in the United States and Canada, and thereafter, in other parts of the world outside of the PRC. This focus is, in part, a consequence of decisions made by Mr. Weihong Du and other members of our management to reside in the United States and their belief that markets outside of China are more rewarding to successful entrepreneurs. Nevertheless, because our management is only now developing meaningful business contacts and relationships in the US, they have chosen to form a subsidiary in the PRC to engage software engineers and developers to initiate development of our technologies and software. It is our expectation that over time, more of this work will be performed by individuals in the US.

Because portions of our operations are currently conducted in China, we are subject to legal and operational risks of doing business in China including risks related to the legal, political and economic policies of the Chinese government, the relationship between China and the United States, and applicable regulations in China and the United States, which could result in a material change in our business. These risks include the possibility that Chinese authorities will deem Transit Pro Delaware to be a “resident enterprise” subject to income and other taxes in China and required to comply with regulations implemented by the CSRC on the sale of our securities to investors outside of China. Certain of these considerations are discussed below and in “Risk Factors” contained elsewhere herein.

PRC Government Regulations

Foreign Investment in Businesses Providing Services to the Railway Industry

On March 15, 2019, the National People’s Congress adopted the Foreign Investment Law, or new FIL which became effective on January 1, 2020, and replaced the previous foreign investment laws. On December 26, 2019, the State Counsel of PRC issued Regulation on the Implementation of the Foreign Investment Law of PRC, or Implementation of new FIL, effective on January 1, 2020. The new FIL sets forth definitions and guiding principles vis-à-vis foreign investment. It defines “foreign investors” as any “natural person, enterprise, or other organization of a foreign country” and “foreign-invested enterprises” as any enterprise established under Chinese law that is wholly or partially invested by foreign investors. The new FIL further defines “foreign investment” as any foreign investor’s direct or indirect investment in mainland China, including (a) establishing FIEs either individually or jointly with other investors; (b) acquiring shares, equity, property shares, other similar rights and interests in Chinese domestic enterprises; (c) investing in new projects either individually or jointly with other investors; and (d) making investments through other means provided by laws, administrative regulations, or the State Council. In addition, pursuant to the FIL, existing foreign invested enterprises established prior to the effective date of the FIL Law must, within five years of the effective date of the FIL, change their organizations’ forms, organizational structures, and their activities to comply with the PRC Company Law, the Partnership Enterprise Law and other laws In addition, the government divided industries within China into those accorded “pre-establishment national treatment” and those placed on a “negative” list. National treatment of an industry means foreign investment will be treated no less favorably than domestic investment during the investment access stage unless the company or industry is on the negative list. If an industry is on the negative list, companies seeking to raise capital to participate in such industry must comply with special administrative measures for foreign investment access. The negative list is determined by and published by the State Council, which may add or delete industries from the list at any time. The new FIL also sets out a list of policy measures for promoting foreign investment, such as equal treatment of foreign and domestic investors with respect to the application of business development policies, formulation of standards and application of compulsory standards, and government procurement. Furthermore, the new FIL lists protective measures and regulating provisions for foreign investment. For example, in general foreign investors’ investments are not subject to government expropriation; forced technology transfer by administrative measures will be prohibited; the laws including the Company Law and the Partnership Enterprise will govern FIEs’ organizational forms, institutional frameworks and standard of conduct. The new FIL sets forth certain legal responsibilities of foreign investors. For example, if a foreign investor invests in a prohibited industry, it will be ordered to cease investment activities, restore the conditions that existed prior to its investment and business activities by, for instance, disposing of its shares or assets, and forfeiting any “illegal” proceeds or profits.

On June 23, 2020, the NDRC and the MOFCOM jointly issued the Special Administrative Measures for the Access of Foreign Investment (2020 Edition) (the “Negative List”), which came into force on July 23, 2020. In December 2021, the MOFCOM and the NDRC promulgated the Special Administrative Measures for Foreign Investment Access (2021 Version), which became effective on January 1, 2022. The 2021 version of the Negative List replaced the 2020 version of the Negative list. Foreign investors are not allowed to invest in certain industries specified in the negative list. As to those industries on the Negative List in which foreign investors can invest, the investors must comply with special equity management requirements, senior management requirements and other restrictive access measures. The Negative List provides that sectors that are not specified in the Negative List shall be subject to administration under the principle of treating domestic investments and foreign investments equally. The NDRC and the MOFCOM jointly also issued the Industrial Catalogue to Encourage Foreign Investment, or the Encourage Catalogue, which sets forth the industries and economic activities in China that foreign investors are encouraged to engage in. According to the Encouraged Catalogue amended on June 30, 2019 and subsequently amended on October 26, 2022, which became effective on January 1, 2023, the provision of business services to the railway industry is on the Negative List.

Taxation

PRC Enterprise Income Tax

The PRC enterprise income tax is calculated based on the taxable income determined under PRC laws and accounting standards. The PRC Enterprise Income Tax Law imposes a uniform enterprise income tax rate of 25% on all domestic enterprises, including foreign-invested enterprises unless they qualify for certain exceptions, and terminates most of the tax exemptions, reductions and preferential treatments available under previous tax laws and regulations.

Moreover, under the PRC Enterprise Income Tax Law, enterprises organized under the laws of jurisdictions outside China with their “de facto management bodies” located within China may be considered PRC resident enterprises and therefore subject to PRC enterprise income tax at the rate of 25% on their worldwide income. The Implementation Rules define the term “de facto management body” as the management body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In addition, the Circular Related to Relevant Issues on the Identification of a Chinese holding Company Incorporated Overseas as a Residential Enterprise under the Criterion of De Facto Management Bodies Recognizing issued by the State Administration of Taxation (Circular 82) on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a “resident enterprise” with its “de facto management bodies” located within China if the following requirements are satisfied: (i) the senior management and core management departments in charge of its daily operations function mainly in China; (ii) its financial and human resources decisions are subject to determination or approval by persons or bodies in China; (iii) its major assets, accounting books, company seals and minutes and files of its board and shareholders’ meetings are located or kept in China; and (iv) at least half of the enterprise’s directors or senior management with voting rights reside in China. Although the circular only applies to offshore enterprises controlled by PRC enterprises and not those controlled by PRC individuals or foreigners, the determining criteria set forth in the circular may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners.

PRC VAT and Business Tax

Pursuant to the Interim Regulation of the People’s Republic of China on Value-Added Tax (the “VAT Regulation”) and its implementation rules, any entity or individual engaged in the sales of goods, provision of specified services and importation of goods into China is generally required to pay a VAT, at the rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by such entity.

Previously, pursuant to the PRC Provisional Regulations on Business Tax, which was eliminated on November 9, 2017, taxpayers falling under the category of service industry in China were required to pay a business tax at a normal tax rate of 5% of their revenues. In November 2011, the MOF and the State Administration of Taxation promulgated the Pilot Plan for Imposition of Value-Added Tax to Replace Business Tax. Pursuant to this plan and relevant notices, from January 1, 2012, the value-added tax has replaced the business tax in the transport and shipping industry and some modern service industries in certain pilot regions. A VAT rate of 6% applies to revenue derived from the provision of some services.

On December 12, 2013, the MOF and SAT issued the Notice of the Ministry of Finance and the State Administration of Taxation on Including the Railway Transportation and Postal Industries in the Pilot Program of Replacing Business Tax with Value-Added Tax (2013 Amendment), which was most recently amended in May 2016, along with Pilot Implemental Rules of Replacing Business Tax with VAT, which was effective on January 1, 2014 and was most recently revised on March 23, 2016 (“Pilot Rules”). Pursuant to the Pilot Rules, entities and individuals who provide service in transportation, postal and other modern service industries, shall be obligated to pay VAT. Taxpayers who provide taxable service shall pay VAT instead of the Business Tax. The tax rate for provision of modern service industry (exclusive of leasing of tangible chattel) is 6%.

In March 2016, the MOF and the SAT jointly issued the Circular on the Pilot Program for Overall Implementation of the Collection of Value Added Tax Instead of Business Tax, or Circular 36, which took effect in May 2016. Pursuant to Circular 36, companies operating in construction, real estate, finance, modern service or other sectors which were required to pay business tax are required to pay VAT, in lieu of business tax. In November 2017, PRC State Counsel issued the amendment to Interim Regulations of PRC Value Added Taxes, or the VAT Regulation, pursuant to which entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the PRC are taxpayers of VAT, and shall pay VAT. The tax rate for VAT shall be, among others, (1) 17% for taxpayers engaged in the sale of goods, services, lease of tangible movables or importation of goods, unless otherwise stipulated in VAT Regulations; (2) 11% for taxpayers engaged in sale of transportation, postal, basic telecommunications, construction, lease of immovables, sale of immovables, transfer of land use rights, sale or importation of certain types of goods; (3) 6% for taxpayers engaged in sale of services and intangible assets, unless otherwise stipulated in VAT Regulation. Pursuant to the Circular of the Ministry of Finance and the State Administration of Taxation on Adjusting Value-added Tax Rates promulgated on April 4, 2018 and effective on May 1, 2018, by the Ministry of Finance and State Administration of Taxation, where a taxpayer engages in a taxable sales activity for the value-added tax purpose or imports goods, the previous applicable 17% and 11% tax rates are adjusted to 16% and 10%, respectively. Pursuant to Announcement on Policies for Deepening the VAT Reform issued by the PRC Ministry of Finance, PRC State Taxation Administration and the General Administration of Customs on May 20, 2019 and effective on April 1, 2019, the previous rate of 16% or 10% are adjusted to be 13% or 9%, respectively, for taxpayer’s general sale activities or imports.

Dividend Distribution

The principal regulations governing dividend distributions of wholly foreign-owned enterprises include the Company Law (2023 Revision) which will take effect on July 1, 2024; the Foreign Investment Law: and the Regulations on the Implementation of Foreign Investment Law.

Under these regulations, wholly foreign-owned enterprises in the PRC may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, each of our wholly foreign-owned enterprises is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such fund reaches 50% of its registered capital.

Dividend Withholding Tax

Pursuant to the PRC Enterprise Income Tax Law and the Implementation Rules, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise in China to its foreign investors are subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. There is no such arrangement between the United States and China.

Regulations on Overseas Listing

On December 24, 2021, the CSRC issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administration Provisions”), and the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Measures”).

The Administration Provisions and Measures for overseas listings lay out requirements for filing documents and include unified regulation management, strengthening regulatory coordination, and cross-border regulatory cooperation for those entities deemed to be subject to the regulations. Domestic companies seeking to list abroad must carry out relevant security screening procedures if their businesses are subject to such supervision. Companies critical to national security are among those off-limits for overseas listings.

In August 2006, six PRC regulatory agencies jointly adopted the Provisions on the Merger and Acquisition of Domestic Enterprises by Foreign Investors, or the M&A Rule. As amended in 2009, this rule requires that if an overseas company established or controlled by PRC domestic companies or citizens intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC domestic companies or citizens, such acquisition must be submitted to the Ministry of Commerce, rather than local regulators, for approval. In addition, this regulation requires that an overseas company controlled directly or indirectly by PRC companies or citizens and holding equity interests of PRC domestic companies needs to obtain the approval of the CSRC prior to listing its securities on an overseas stock exchange.

While the application of the M&A Rule remains unclear, based on our understanding of current PRC laws, regulations, and the Provisions on Indirect Issuance of Securities Overseas by a Domestic Enterprise or Overseas Listing of Its Securities for Trading announced by the CSRC on September 21, 2006 (effective the same day), we believe it is not applicable to us since we are not an overseas company controlled by PRC domestic companies or natural persons as the majority of our shares are held by individuals located outside of the PRC and a majority of our management is comprised of individuals who reside outside of China, even though they remain citizens of the PRC.

On February 17, 2023, the CSRC released the “Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies” (the “Trial Measures”) and five supporting guidelines. The new regulations require PRC companies that are listed or in the process of being listed on foreign exchanges (“PRC Companies”) to make certain filings with the CSRC. The new regulations authorize the CSRC to review such fillings, penalize relevant PRC Companies or people in charge, or report to overseas securities regulatory institutions in case of violation of the Trial Measures, in order to ensure PRC Companies are in compliance with PRC regulations and policies. The new regulations became effective on March 31, 2023. The Trial Measures clarify the criteria for determining whether a listing by a company incorporated outside of China constitutes an indirect overseas listing in an overseas market. An offering and listing by an overseas company will be deemed an indirect offering by a China-based company: if (i) more than 50% of the overseas company’s consolidated revenues, profit, total assets or net assets as indicated by its audited consolidated financial statements for the most recently completed fiscal year are attributable to PRC domestic companies, and (ii) one of (a) key components of its operations are carried out in Mainland China; (b) its principal places of business are located in Mainland China; or (c) the majority of the senior management members in charge of operations are Mainland China citizens or residents, is true. The determination is made on the basis of a “substance over form” review.

On May 7, 2024, the CSRC issued the “Regulatory Rules Application Guidelines, Category 7 for Overseas Issuance and Listing: Regulatory Requirements for Domestic Enterprises Transferring from Overseas OTC Markets to Overseas Stock Exchanges for Overseas Issuance and Listing.” The Regulatory Rules were intended to clarify certain issues related to a PRC domestic company’s obligation to file with the CSRC in connection with its listing on an overseas OTC market or an overseas stock exchange. In particular, the CSRC stated that the phrase “overseas issuance and listing” refers to activities related to issuing and listing on an overseas stock exchange and the listing of a PRC domestic company on an overseas OTC market does not fall within the scope of activities requiring a filing with the CSRC. Further, the CSRC stated that a PRC domestic company transferring to an overseas stock exchange for listing from an overseas OTC market should file with the CSRC within three working days after submitting the application documents for listing on the overseas exchange in accordance with the relevant requirements for an initial public offering and listing on an overseas stock exchange and, according to the “Notice on Filing Management Arrangements for Domestic Enterprises’ Overseas Issuance and Listing,” As a result of the May 7th issuance of the Regulatory Rules, we have determined until such time as we seek to be listed on a stock exchange outside of China, we are not required to submit filings to the CSRC in connection with an offering of shares of our securities.

Failure to file as required could subject us or our controlling stockholders to fines and penalties, which may be significant. Based on the fact that our management is located in the United States and a majority of our shares are held by individuals who reside in the United States, we believe that we are not an issuer that is required to make a filing with the CSRC, and do not intend to do so if we conduct an offering of our securities. If it is determined that CSRC approval was required for an offering of our securities, we may face sanctions by the CSRC or other PRC regulatory agencies for failure to seek CSRC approval for such offering. These sanctions may include fines and penalties on our operations in the PRC, delays or restrictions on the repatriation into the PRC of the proceeds from an offering, restrictions on or prohibition of the payments or remittance of dividends by our PRC subsidiaries, or other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. If we determine to raise funds in a public offering and cause our securities to be listed on a stock exchange, we will need to determine whether a filing with the CSRC is required in order for us to complete the offering based on the facts and circumstances at that time.

Labor Laws and Social Insurance

Pursuant to the PRC Labor Law, which first took effect on January 1, 1995 and was amended on December 29, 2019, a written labor contract is required when an employment relationship is established between an employer and an employee. On June 29, 2007, the Standing Committee of the National People’s Congress, or the SCNPC, promulgated the Labor Contract Law, as amended effective as of July 1, 2013, which formalizes employees’ rights concerning employment contracts, overtime hours, layoffs and the role of trade unions and provides for specific standards and procedures for the termination of an employment contract. In addition, the Labor Contract Law requires the payment of a statutory severance payment upon the termination of an employment contract in most cases, including in cases of the expiration of a fixed-term employment contract. In addition, under the Regulations on Paid Annual Leave for Employees and its implementation rules, which became effective on January 1, 2008 and on September 18, 2008 respectively, employees are entitled to a paid vacation ranging from 5 to 15 days, depending on their length of service and to enjoy compensation of three times their regular salaries for each such vacation day in case such vacation days are deprived by employers, unless the employees waive such vacation days in writing. Although we are currently in compliance with the relevant legal requirements for terminating employment contracts with employees in our business operation, in the event that we decide to lay off a large number of employees or otherwise change its employment or labor practices, provisions of the Labor Contract Law may limit its ability to effect these changes in a manner that we believe to be cost-effective or desirable, which could adversely affect our business and results of operations.

Enterprises in China are required by PRC laws and regulations to participate in certain employee benefit plans, including social insurance funds, namely a pension plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan, a maternity insurance plan and a housing provident fund, and contribute to the plans or funds in amounts equal to certain percentages of salaries, including bonuses and allowances, of the employees as specified by the local government from time to time at locations where they operate their businesses or where they are located. According to the Social Insurance Law, absent extraordinary causes, employers must not suspend or reduce their payment of social insurance for employees. Failure to timely pay required contributions will subject the employer to a late fee of 0.05% per day of the amount overdue from the original due date as determined by the relevant authority. If the employer fails to rectify the failure to make social insurance contributions within an agreed upon deadline, it may be subject to a fine ranging from one to three times the amount overdue. According to Regulations on Management of Housing Fund, employers must not suspend or reduce the payment of house provident funds for their employees. Under the circumstances where financial difficulties do exist due to which an employer is unable to pay or pay up house provident funds, permission of labor union of the employer and approval of the local house provident funds commission must first be obtained before the employer can suspend or reduce their payment of house provident funds. An enterprise that fails to make housing fund contributions may be ordered to rectify the noncompliance and pay the required contributions within a stipulated deadline; otherwise, a fine of over RMB 10,000 and up to RMB 50,000 may be imposed on the employer, and an application may be made to a local court for compulsory enforcement.

Foreign Currency Exchange

Foreign currency exchange regulation in the PRC is primarily governed by the Regulations on the Administration of Foreign Exchange, revised by the State Council on August 5, 2008, Notice on Further Simplifying and Improving Policies of Foreign Exchange Administration Regarding Direct Investment issued by SAFE on February 13, 2015, and the Provisions on the Administration of Settlement, Sale and Payment of Foreign Exchange promulgated by People’s Bank of China on June 20, 1996. Currently, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of RMB for most capital account items, such as direct investment, security investment and repatriation of investment, however, is still subject to registration with SAFE. Foreign-invested enterprises may buy, sell and remit foreign currencies at financial institutions engaged in foreign currency settlement and sale after providing valid commercial documents and, in the case of most capital account item transactions, obtaining approval from SAFE. Capital investments by foreign enterprises are also subject to limitations, which include approvals by the NDRC, the Ministry of Construction, and registration with SAFE.

In August 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular No. 142, regulating the conversion by a foreign invested enterprise of foreign currency-registered capital into RMB by restricting how the converted RMB may be used. Pursuant to SAFE Circular No. 142, RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB-denominated loans if the proceeds of such loans have not been used. Furthermore, on March 30, 2015, SAFE issued the Circular on Reforming the Administration Approach Regarding the Foreign Exchange Capital Settlement of Foreign-invested Enterprises, or SAFE Circular No. 19, which became effective on June 1, 2015, and replaced Circular 142. SAFE Circular No. 19 provides that, the conversion from foreign currency registered capital of foreign-invested enterprises into Renminbi capital may be at foreign-invested enterprises’ discretion, which means that the foreign currency registered capital of foreign-invested enterprises for which the rights and interests of monetary contribution has been confirmed by the local foreign exchange bureau (or the book-entry of monetary contribution has been registered) can be settled at the banks based on the actual operational needs of the enterprises. However, SAFE Circular No. 19 does not materially change the restrictions on the use of foreign currency registered capital of foreign-invested enterprises. For instance, it still prohibits foreign-invested enterprises from, among other things, spending RMB capital converted from foreign currency registered capital on expenditures beyond their business scope.

The Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment issued by SAFE on November 19, 2012, and amended May 4, 2015, substantially amends and simplifies the foreign exchange procedure. Pursuant to this circular, the opening of various special purpose foreign exchange accounts (e.g. pre-establishment expense accounts, foreign exchange capital accounts, guarantee accounts), the reinvestment of lawful incomes derived by foreign investors in the PRC (e.g. profits, proceeds of equity transfer, capital reduction, liquidation and early repatriation of investment), and purchase and remittance of foreign exchange as a result of capital reduction, liquidation, early repatriation or share transfer in a foreign-invested enterprise no longer require SAFE’s approval, and multiple capital accounts for the same entity now may be opened in different provinces. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC must be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches.

On February 13, 2015, SAFE promulgated the Circular on Further Simplification and Improvement of Foreign Currency Administration Policies on Direct Investment, which became effective on June 1, 2015. This circular aims to further remove or simplify the approval requirements of SAFE upon the direct investment by foreign investors.

The regulation of foreign currency exchange in the PRC is intended, among other things, to reduce the outflow of capital from the PRC. If we seek to transfer dividends from our entities within the PRC to TP Hong Kong and then from TP Hong Kong to Transit Pro Delaware, such transfers will be subject to regulations imposed by the PRC and Hong Kong. For further discussion of the regulations and risks associated with the transfer of funds from our subsidiaries located in the PRC and Hong Kong see the risk factor “The transfer of funds between Transit Pro Delaware and our subsidiaries in China and Hong Kong is subject to restriction. The transfer of funds by Beyebe to Beyebe AI for purposes of making a loan to us is subject to restriction”

Regulations Relating to Internet Information Security and Privacy Protection

Information available on the internet in China is regulated from a national security standpoint. The National People’s Congress, or the NPC, enacted the Decisions on Preserving Internet Security in December 2000, amended in August 2009, which subject violators to potential criminal punishment for any attempt to: (i) gain improper entry into a computer or system of strategic importance; (ii) disseminate politically disruptive information; (iii) leak state secrets; (iv) spread false commercial information; or (v) infringe intellectual property rights. The Ministry of Public Security of the PRC, or the MPS, has promulgated measures that prohibit use of the internet in ways which, among other things, result in a leak of state secrets or spread of socially destabilizing content. If an internet information service provider violates these measures, the MPS and its local branches may revoke its operating license and shut its websites.

The Standing Committee of the NPC, Congress passed the Cybersecurity Law (the “CSL”) in November 2016, which took effect in June 2017. The CSL is the first Chinese law that systematically lays out regulatory requirements for cybersecurity and data protection, and any individual or organization using the network must comply with the PRC constitution, applicable laws, follow the public order and respect social moralities, and must not endanger cyber security, or use the network to engage in activities that endanger the national security, honor and interests, or infringe on the fame, privacy, intellectual property and other legitimate rights and interests of others. Network is broadly defined and includes, but is not limited to, the Internet. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related businesses, winding up for rectification, shutting down the websites, and revocation of business licenses or relevant permits.

On July 10, 2021, CAC and other ministries and commissions jointly promulgated the Cybersecurity Review Measures, which came into effect on February 15, 2022, to restate and expand the scope of the cybersecurity review. Pursuant to the Cybersecurity Review Measures, Critical Information Infrastructure Operators (“CIIO”) that intend to purchase internet products and services and online platform operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review. Cybersecurity Review Measures further stipulate that if a network platform operator possesses the personal information of more than one million users and intends to list in a foreign country, it shall apply to CAC for cybersecurity review. Because our PRC subsidiaries do not deal with the public and do not possess personal data of at least 1,000,000 users, we do not believe that we are required to apply for review by the Cybersecurity Review Office. In the event that, in the future, we possess such data or if the requirements for review are changed, we may be required to obtain such approval, the failure of which could affect our ability to conduct a public offering of our securities or have our shares listed on an electronic trading system or stock exchange.

PRC Civil Code passed by China’s National People’s Congress on May 22, 2020, effective on January 1, 2021, also stipulates that personal information of a natural person shall be protected by law. The Data Security Law of the PRC was published on June 10, 2021, by the National People’s Congress and came into effect on September 1, 2021. However, the relationship between the Data Security Law of the PRC and the implemented National Security Law of the PRC, the Cyber Security Law of the PRC, PRC Civil Code, the Confidentiality Law of the PRC and the ongoing Personal Information Protection Law of the PRC needs to be clarified.

Regulations on Stock Incentive Plans

On December 25, 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, setting forth requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. Additionally, individuals shall not evade foreign exchange supervision by partitioning the intended amount of foreign exchange into separate transactions.

On February 15, 2012, SAFE issued the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or the Stock Incentive Plan Rules. The purpose of the Stock Incentive Plan Rules is to regulate foreign exchange administration of PRC domestic individuals who participate in employee stock holding plans and stock option plans of overseas listed companies. Under the Stock Option Notice, domestic individuals who participate in equity incentive plans of an overseas listed company are required, through a PRC agent or PRC subsidiary of such listed company, to register with SAFE and complete certain other bank and reporting procedures. The Stock Option Notice simplifies the requirements and procedures for the registration of stock incentive plan participants, especially in respect of the required application documents and the absence of strict requirements on offshore and onshore custodian banks. According to the Stock Incentive Plan Rules, if PRC “domestic individuals” (both PRC residents and non-PRC residents who reside in China for a continuous period of not less than one year, excluding the foreign diplomatic personnel and representatives of international organizations)participate in any stock incentive plan of an overseas listed company, a PRC domestic qualified agent, which could be the PRC subsidiary of such overseas listed company, shall, among others things, file, on behalf of such individual, an application with SAFE to conduct the SAFE registration with respect to such stock incentive plan, and obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with stock holding or stock option exercises. In addition, the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles promulgated by SAFE in July 2014 (SAFE Circular No. 37) also provides certain requirements and procedures for foreign exchange registration in relation to an equity incentive plan of a special purpose vehicle before listing. In this regard, if a non-listed special purpose vehicle grants equity incentives to its directors, supervisors, senior officers and employees in its domestic subsidiaries, the relevant domestic individual residents may register with SAFE before exercising their rights.

The Stock Incentive Plan Rules and SAFE Circular 37 were promulgated only recently and many issues require further interpretation. Although we do not believe that we are subject to these rules, we cannot assure you that SAFE will not come to a different conclusion. If we are subject to these rules and we or our PRC employees fail to comply with the Stock Incentive Plan Rules, we and our PRC employees may be subject to fines and other legal sanctions. In addition, the General Administration of Taxation has issued several circulars concerning employee stock options, and, under these circulars, our employees working in China who exercise stock options would be subject to PRC individual income tax. Our PRC subsidiary would have obligations to file documents related to employee stock options with relevant tax authorities and withhold individual income taxes of those employees who exercise their stock options. If our employees fail to pay and we fail to withhold their income taxes, we may face sanctions imposed by tax authorities or other PRC government authorities.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Report. These risks and uncertainties are not the only ones facing our business. Some of these risks and uncertainties relate principally to our business, the industry in which we operate or to the securities markets generally and ownership of our securities specifically. Additional risks and uncertainties not presently known to us or that we believe to be immaterial may also adversely affect our business. If any of the conditions described in the following risks actually occurs, our business, financial condition, or results of operations could be harmed. In that case, the trading price of our common stock, if and when a market for our common stock develops, could decline, and an investor in our securities may lose all or part of their investment.

Investing in or maintaining an investment in our common stock involves a high degree of risk. You should carefully consider the risks described below as well as other information in this registration statement before deciding to invest in our securities. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could decline, and you may lose all or part of your investment. You should consider our business and prospects in light of the challenges we face, including the ones discussed in this section.

Risks Related to Our Operations

We have a limited operating history on which to judge our performance and assess our prospects for future success.

We were formed on June 1st, 2023, and have a limited operating history on which to evaluate our prospects. We have not generated any revenues and anticipate that we will not generate significant revenues in the immediate future. The amounts of future losses we will incur and when, if ever, we will achieve profitability and positive cash flow from operations are uncertain.

Our registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in their audit report.

Because we have yet to generate any revenues, have incurred operating losses to date, have limited resources and expect to continue to incur losses for the immediate future, our registered public accounting firm in its audit report expressed substantial doubt about our ability to continue as a going concern. Our continued operation is dependent on our ability to raise sufficient funds to finance our activities. until such time, if ever, we begin to generate positive cash flow. Our financial statements do not include any adjustments that might result from the uncertainty about our ability to continue its business.

We expect losses in the future because we have no revenue.

We are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with our operations. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We will need to secure financing in the future and our ability to secure future financing is uncertain.

We lack the capital necessary to conduct our operations and will need to secure financing to achieve our business plan. We may seek funding through public or private financings, collaborative arrangements, debt or other arrangements with third parties. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more segments of our business operations or curtail our business operations in their entirety. The issuance of equity may result in dilution to the holders of our outstanding shares of capital stock. Debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

●	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

●	increase our vulnerability to general adverse economic and industry conditions;

●	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

●	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

We are highly leveraged and we may need additional financing.

We have funded our operations to date through loans from a related party, Beyebe AI Technology Inc. a California corporation (“Beyebe AI”) which is a subsidiary of Beyebe and thus, controlled by Mr. Du. Consequently, as September 30, 2024, we had a shareholders’ deficit in excess of $1.1 million and the amount of our deficit has increased from such date. Although Beyebe AI has indicated that it will provide loans of up to $1,000,000, there is no guarantee that it will do so or that it or any other related party will provide funds in excess of such amount if needed to continue operations.

If we are not able to pay or refinance the outstanding principal and accrued interest on our loans when due, our operations may be materially and adversely affected. We may need to offer the holders of our debt increases in the rates of interest they receive or otherwise compensate them through payments of cash or issuances of our equity securities or securities convertible into our equity or modification of our loan agreements to provide additional compensation. Future financings or re-financings may involve the issuance of additional debt, equity and securities convertible into or exercisable for our equity securities. If we are unable to consummate such financings or re-financings, our operations may be adversely affected and the trading price of our common stock could be adversely affected and the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse impact on our business and financial condition and may result in a decline in the price of our common stock. If we are not able to fund ongoing losses through funds provided by third parties or our stockholders, we may become insolvent and cease operations.

We are subject to the risks frequently experienced by early-stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early-stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

●	establish and maintain markets for our services and products;

●	identify, attract, retain and motivate qualified personnel;

●	continue to develop and upgrade our technologies to keep pace with changes in technology and regulations in the track maintenance industry;

●	develop strategic relationships and partnerships;

●	develop a positive reputation, attract customers and build trust with customers;

●	scale up to larger operations on a consistent basis; and

●	sufficiently fund the capital expenditures required to scale up from small initial operations to larger operations.

We have engaged in limited product development activities and our product development efforts may not result in commercial products.

We have only recently begun to develop the software comprising our products and have not yet completed the development of any product or attracted any customers. Further, we have not determined how we will charge clients for our products and may charge clients under various business models, for example, by charging a subscription for our software as a service, subscription and license based revenue mode There is no assurance that any of the products we develop will gain market acceptance. We cannot guarantee we will be able to produce commercially successful products or develop a pricing model which we be acceptable to our customers and enable us to operate profitably.

We expect our business model to continue to evolve.

Our industry is characterized by experimentation and frequent introductions of new products and services. We expect the services and products associated with our products to continue to rapidly evolve. Thus, in order to stay current with the industry, we will need to modify our products to remain relevant. We cannot offer any assurance that modifications we make to our products or business model will be successful or will not harm our business. If the changes we make are not successful, or if we fail to make appropriate changes, it would have a material adverse effect on our business, prospects or operations and potentially on our ability to continue as a going concern.

We face intense and increasing competition, which could adversely affect our business, financial condition and results of operations.

The market in which we will compete is intensely competitive and characterized by rapid changes in technology, client expectations, industry standards, and frequent and improvements to existing products. We expect competition to increase as other established or emerging companies enter the markets for software for the detection of rail faults and the development of driver, passenger and other ancillary safety systems. In the US, many of our competitors have a long history in fault detection and established relationships with prospective clients and diverse product and service offerings. If we are unable to anticipate or effectively react to these challenges, our competitive position could weaken, and we could fail to achieve sufficient revenue to achieve our business goals which could materially and adversely affect our business, financial condition and results of operations.

If we are not able to effectively keep pace with technological developments that are attractive to our clients, our business, results of operations and financial condition could be adversely affected.

We will seek to design software that will analyze data obtained through various methods of inspecting railways. We will need to continually modify and enhance our products to keep pace with technological advancements. There can be no assurance that we will be able to do so, which could cause our products to fail to achieve market acceptance.

If we fail to effectively manage our growth, we may be unable to execute our business plan or adequately address competitive challenges and our business, financial condition and results of operations would be harmed.

Our success depends on our ability to generate revenues achieve profitable operations and thereafter effectively manage the growth of our business, which will require that we develop our administrative, operational, financial and management systems and controls. Achieving profitability and managing our growth will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to manage our expected growth, the quality of our products, our relationships with our clients and ability to compete could suffer.

Dependence on Key Existing and Future Personnel.

Our success depends, to a large degree, upon the efforts and abilities of Weihong Du our principal stockholder, Chairman and Chief Executive Officer. The loss of the services of Mr. Du or one or more of our key employees could have a material adverse effect on our operations. In addition, to achieve our business goals, we will need to recruit and retain additional management, financial personnel, key employees and consulting service providers in virtually all phases of our operations including members of our board of directors. Key employees and consultants will require a strong background in our industry. We cannot assure that we will be able to successfully attract and retain key personnel.

Our success depends on our ability to attract and retain key technical, management and sales personnel while supporting the onboarding and career development of our team members.

Our ability to successfully execute on our business plan depends on the contribution of our senior management team as well as other key talent including creative product and software design, engineering and development personnel, management and sales personnel. The inability to retain personnel once hired we result in experience inefficiencies or a lack of business continuity due to employee turnover and new team members’ lack of historical knowledge and lack of familiarity with the design and development of our products. We may also experience additional costs as new employees learn their roles and gain necessary experience, in addition to the cost of hiring new individuals. If we were to lose the services of members of our senior management team or other key talent, our ability to successfully implement our business strategy, financial plans, product development, marketing and other objectives could be significantly impaired. In addition, if we are unable to attract and retain qualified key talent, we may not be able to effectively and efficiently manage our business and execute our business plan.

Our key executive does not devote his full business time to our operations.

Our Chairman and Chief Executive Officer, Mr. Weihong Du, is also involved with Shenzhen Beyebe Internet Technology Co., Ltd., and does not devote all of his working time to our business. If Mr. Du does not devote sufficient time to our business, our operations could suffer, which would have an adverse material impact on our financial position and operational results.

The other businesses engaged in by Mr. Du could be deemed competitive with aspects of our business. Should such other businesses prove more successful than ours, Mr. Du could choose to focus his attention on such business which could cause him to fail to devote sufficient attention to our business and our operations could suffer and our financial conditions and results of operations may be materially and adversely affected.

Our principal stockholder is not familiar with American business practices.

Mr. Du, our principal stockholder, Chairman and Chief Executive Officer, is a citizen of the PRC and an active entrepreneur in China. Mr. Du lacks experience with American business practices and is heavily influenced by his background in the PRC. Mr. Du’s motivation for forming our Company and causing it to become a U.S. publicly-traded company may differ from those of American entrepreneurs and his values may cause him to operate the business differently than would an American entrepreneur which could have a material adverse effect on our results of operations, financial condition and cash flows.

Ownership of our common stock is highly concentrated. Holders of our Class B Common Stock have preferential voting rights and the holders of all of our Class B Common Stock have given Mr. Du the right to vote their shares. Your interests may conflict with the interests of our Mr. Du and the holders of our Class B Common Stock.

The holders of all of our shares of Class B Common Stock have granted a proxy in favor of Mr. Du to vote their shares. Holders of our Class A Common Stock and Class B Common Stock vote together with respect to most matters to be voted upon by holders of our Common Stock with the holders of Class B Common Stock being entitled to twenty votes per share. Consequently, the holders of our Class B Common Stock and, in particular, Mr. Du as a result of the proxies granted to him, have the ability to control the outcome of corporate actions, including those requiring stockholder approval and the terms on which we complete transactions with their affiliates. The interests of Mr. Du and the other Class B stockholders may be different from the interests of other stockholders on these and other matters. This concentration of ownership and voting rights could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

Conflict of Interests

We do not intend to devote significant resources to distributing out products within China. We have entered into a License Agreement with Beyebe allowing it to distribute the products we develop. All of the shares of Beyebe are owned by the initial holders of our Class B Common Stock. There is no guarantee that the terms of such agreement are comparable to those we would obtain if we were to enter into such an agreement with a third party. Further, there is no guarantee we will exercise our rights against Beyebe as we would against a third party. The License Agreement with Beyebe’s permits it to distribute our products only within China and we anticipate that Beyebe will not operate outside of China and will not attempt to offer our products outside of China. Nevertheless, there is no guarantee that Beyebe will not compete with us outside of China. If it were to do so, our operations could suffer and our financial conditions and results of operations may be materially and adversely affected and the price of our common stock could decline.

We have entered into a Loan Agreement with Beyebe AI pursuant to which we may borrow up to $1,000,000 to fund our operations. Beyebe AI is a wholly-owned subsidiary of Beyebe. There is no guarantee that the terms of such loan are comparable to those we would obtain if we were to seek equity or debt from a third party.

If we enter into additional agreement with Beyebe or Beyebe AI, there is no guarantee that the terms of such agreements will be as favorable as those we would obtain from a third party.

Our success depends on the success of third-party providers of the hardware used to inspect railway tracks and failures of these systems may adversely affect our business, results of operations and financial condition.

Our software will be designed to analyze the results of inspections performed on railways by others using their hardware. The success of our systems will be affected by a number of factors which are beyond our control, including the quality of the information provided by these systems. Any failure by a third party to obtain sufficiently comprehensive information and to provide such information to us in a format which can be properly analyzed could affect the quality of the information we provide to our clients. There can be no assurance that these third-party providers of inspection services will perform in a manner acceptable to us or their clients and our clients may attribute such failures to our software, leading to doubts about the efficiency or reliability of our products, which could have an adverse effect on our reputation and financial condition.

Any actual or perceived failure of our systems to block malware or prevent failures or security breaches or other cybersecurity incidents could harm our reputation, cause our products to be perceived as insecure or unreliable, impeding our efforts to attract and retain customers and otherwise negatively impact our business, results of operations and financial condition.

We will likely communicate with our clients through the internet. Consequently, our systems and data on our systems may be vulnerable to attacks from third parties or breaches due to human error, malfeasance, or other cybersecurity incidents that could result in unauthorized access to our internal systems, networks and data. This may include computer malware, viruses, ransomware and other malicious software, computer hacking, fraudulent use, social engineering (including phishing attacks), data privacy breaches by employees, insiders or others with authorized access, and other attempts to gain unauthorized access to our information systems and data. Cybersecurity incidents have become more prevalent. Certain kinds of viruses or malware can corrupt basic functionalities of device operating systems to allow hackers to access our clients’ information including the results of our analysis of information regarding their railways. Additionally, we use certain third-party service providers to store and process data on our behalf, and they face a variety of security risks. Our security measures or those of our third-party service providers could fail or we could suffer data loss or unauthorized access to, the systems or networks used in our business.

Any of the foregoing cybersecurity incidents or a perception on the part of prospective clients that our systems are unsecure or unreliable, whether or not accurate, could result in a loss of existing or potential clients; harm to our financial condition and results of operations; expenditure of significant financial resources in efforts to address and eliminate vulnerabilities and to address any applicable legal or contractual obligations relating to any actual or perceived security breach or other cybersecurity incident; negative publicity and damage to our reputation and brand; and legal claims and demands. We have incurred and expect to incur significant expenses in an effort to prevent security breaches and other cybersecurity incidents The continuing threat of cyberattacks has resulted in increased regulatory focus on prevention, and to the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to cybersecurity incidents or attacks.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Compliance with Section 404 requires that we strengthen, assess and test our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming and requires significant management attention. We cannot be certain that the measures we undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our lack of adequate accounting personnel is a material weakness in our financial reporting.

A company is deemed to have a material weakness in financial reporting when one or more of its internal controls over financial reporting are ineffective. Because we lack sufficient accounting personnel with training and experience in U. S. GAAP, financial reporting and the design and evaluation of internal controls over financial reporting, we have a material weakness which could result in a material misstatement in our financial statements. Any misstatement in our financial statements could cause us to have to restate our financial statements, which would be expensive, time consuming and adversely impact our ability to realize our business plan.

Failure to comply with anti-bribery and anti-corruption laws and similar laws, could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S. Code § 201 and possibly other anti-bribery and anti-corruption laws in countries outside of the United States where we may conduct business activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted to prohibit companies, their employees, agents, representatives, business partners and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

We, our agents, representatives, business partners, including Beyebe, and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies, or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of such parties even if we do not explicitly authorize such activities. If Beyebe distributes a significant volume of our products in China, our risks under these laws may increase. Any allegations of violation of the FCPA or other applicable anti-bribery and anti-corruption laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources, significant defense costs and other professional fees.

We are subject to export control, import and sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.

Under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations (“EAR”) and various economic and trade sanctions administered by the USDT Office of Foreign Assets Control (“OFAC”), our business activities are subject to various restrictions related to the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and require authorization for the export of certain encryption items. Although we take precautions to prevent our software and services from being accessed or provided in violation of such laws, we may have previously allowed our software to be downloaded by individuals or entities potentially located in countries or territories subject to U.S. trade embargoes, potentially in violation of U.S. sanctions laws. In addition, various countries regulate the import of certain software and technology and have enacted permitting and licensing requirements that could limit our ability to distribute our software in those countries. If we were to fail to comply with the applicable import or export control laws, economic sanctions or other applicable laws, we could be subject to penalties which could be material to our business, operating results and prospects and could also harm our reputation.

Our business may be materially adversely affected by global geopolitical conditions resulting from the ongoing trade disputes between the US and China.

Trade between the US and China recently experienced disruptions as a result of the impositions of tariffs and restrictions on the exporting and importing of advanced technologies. If tensions between the US and China increase, there is no guarantee that we will be able to offer any of our products for sale in China or allow Beyebe to do so.

Our business may be materially adversely affected by global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and terrorist acts such as those occurring in the Middle East.

Global markets are experiencing volatility and disruption as a result of the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and terrorist acts in the Middle East. The invasion of Ukraine by Russia, the Israel-Hamas conflict, attacks on vessels in the Middle east by terrorist organizations and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, terrorist acts in the Middle East and subsequent sanctions or related actions, could adversely affect our business. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our business may be materially adversely affected.

Natural disasters (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks and terrorist acts and the response of the governments in the countries affected by such events, could interfere with our business operations and those of our clients, which could result in lost sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as hurricanes, fires, floods and earthquakes (whether or not caused by climate change), unusually adverse weather conditions, pandemic outbreaks (including the recent outbreak of the coronavirus, or COVID-19) or terrorist acts and the response of the governments in the countries affected by such events, could adversely affect our operations and financial performance. Such events could also cause a disruption in travel making it difficult for us to meet with prospective customers, such as has happened as a result of lock-downs in response to COVID-19. In addition, these events could adversely impact the operations of our clients, causing them to delay purchasing our products and services.

Under our Articles of Incorporation, our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company.

Our Board of Directors by resolution may authorize the issuance of up to one million shares of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance of such shares. The Board may determine the specific terms of the preferred stock, including designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the Board of Directors’ ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect the market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

The liability of our board of directors is limited.

The corporate law of the State of Delaware limits the liability of our directors and generally provides that directors shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, subject to certain limited exceptions.

Risks Associated with Business Operations in China

The PRC government has significant oversight and discretion over the conduct of a company’s business operations in the PRC and Hong Kong and the ability to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may interfere with or influence our operations, limit or completely hinder our ability to offer or continue to offer securities to investors, and cause the value of such securities to significantly decline or become worthless, as the government deems appropriate to further regulatory, political and societal goals.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Further, it is increasing its influence and control over businesses located or doing business in Hong Kong. For example, the PRC government has published policies that significantly affected certain industries such as the education, railway, solar, utilities and internet industries, and we cannot rule out the possibility that the PRC government will release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. The central Chinese government or local governments having jurisdiction within China and Hong Kong may impose new, stricter regulations, or interpretations of existing regulations, that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations or could prohibit us or Beyebe from offering our products to the Chinses railroad industry. As such, our subsidiaries and Beyebe, our licensee, in the PRC may be subject to governmental and regulatory interference in the provinces in which they operate. We could also be subject to regulation by various political and regulatory entities, including local and municipal agencies and other governmental subdivisions. Our ability to operate in China may be impaired by any such laws or regulations, or any changes in laws and regulations in the PRC. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless. Further, intellectual property rights in China and Hong Kong are not as fully developed or enforced as in other countries. To the extent engineers employed by us in China develop concepts, ideas and software of value to us, or our intellectual property is owned by TP Hong Kong, there is no guarantee that businesses in China might not seek to obtain such intellectual property and enter into competition with us within or outside China or that the PRC government might not use our intellectual property on state own railways without compensating us. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction.

Changes in the PRC Government’s emphasis on development of China’s railway industry as well as changes in the trade relationship between the United States and China could affect our ability to generate business in China.

Our ability to develop business in China is dependent upon the continuation of government policies relating to the development of its railway industry and the ability of Beyebe to participate in such industry. We believe that Beyebe may provide our products and services to railroad operators and track maintenance companies. Any changes in the policies or practices that reduce China’s development of its railroads or that inhibit Beyebe’s ability to participate in the maintenance of railways could have an adverse impact on revenues Beyebe might generate from the sale of products pursuant to the License Agreement, which would reduce royalties payable by us pursuant to the License. Any regulations or practices that give preference to a China business rather than a licensee of a United States business would also make it more difficult or more expensive to operate our business. We cannot assure you that changes in law or practices will not impair our ability to generate revenues from our License with Beyebe.

Substantial uncertainties exist with respect to the interpretation and implementation of the newly enacted PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance, business operations and financial results.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which came into effect on January 1, 2020 and replaced the existing laws regulating foreign investment in China, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies a PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. However, since it is relatively new, uncertainties still exist in relation to its interpretation and implementation and how it may impact the viability of our current corporate governance and business operations in China and our financial results.

Although we do not believe we are a China-based issuer, our business includes our subsidiaries in China, the License granted to Beyebe and the loan received from Beyebe AI, which are subject to the rules and regulations in China as well as China governmental intervention and influence. Further, all of our shareholders are shareholders of Beyebe. The rules and regulations in China can change quickly with little advance notice, and Chinese government may intervene or influence our China operation at any time, may restrict Beyebe’s ability to remit funds to Beyebe AI to serve as a loan to us, or may exert more control over offerings conducted overseas and/or foreign investment in us, which could result in a material change in our operations in China and our operations in the U.S. and could cause the value of our securities to significantly decline or be worthless, and limit the legal protections available to us. Further, although we believe that Beyebe is not a foreign owned enterprise, and that the presence of the License Agreement between us and Beyebe and the overlap in our shareholdings will not prevent Beyebe from participating in the railway industry, there is no assurance it will be able to do so.

We believe that neither we nor our PRC subsidiaries are required to obtain permissions from Chinese authorities for a public offering of our securities to investors outside of China (foreign investors).

On July 6, 2021, the relevant PRC government authorities published the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. As of the date hereof limited official guidance or related implementation rules have been issued in relation to these recently issued opinions and the interpretation and implementation of these opinions remain unclear at this stage. On December 24, 2021, the CSRC, issued the Administration Provisions and the Measures. On February 17, 2023, the CSRC released the Trial Measures and five supporting guidelines. The new regulations require PRC Companies to make certain filings with the CSRC. The new regulations authorize the CSRC to review such fillings, penalize relevant PRC Companies or people in charge, or report to overseas securities regulatory institutions in case of violation of the Trial Measures, in order to ensure PRC Companies are in compliance with PRC regulations and policies. The new regulations became effective on March 31, 2023. On May 7, 2024, the CSRC issued the “Regulatory Rules Application Guidelines, Category 7 for Overseas Issuance and Listing: Regulatory Requirements for Domestic Enterprises Transferring from Overseas OTC Markets to Overseas Stock Exchanges for Overseas Issuance and Listing.” The Regulatory Rules were intended to clarify certain issues related to a PRC domestic company’s obligation to file with the CSRC in connection with its listing on an overseas OTC market or an overseas stock exchange. In particular, the CSRC stated that the phrase “overseas issuance and listing” refers to activities related to issuing and listing on an overseas stock exchange and the listing of a PRC domestic company on an overseas OTC market does not fall within the scope of activities requiring a filing with the CSRC. Further, the CSRC stated that a PRC domestic company transferring to an overseas stock exchange for listing from an overseas OTC market should file with the CSRC within three working days after submitting the application documents for listing on the overseas exchange in accordance with the relevant requirements for an initial public offering and listing on an overseas stock exchange and, according to the “Notice on Filing Management Arrangements for Domestic Enterprises’ Overseas Issuance and Listing,” As a result of the May 7th issuance of the Regulatory Rules, we have determined until such time as we seek to be listed on a stock exchange outside of China, we are not required to submit filings to the CSRC in connection with an offering of shares of our securities.

Based the fact that we are a Delaware corporation and our management is located in the United States, we believe that our ownership of subsidiaries in the PRC and our License with Beyebe do not make us a PRC Company that is required to make a filing with the CSRC, even though members of our management remain citizens of the PRC, and, should we choose to commence a public offering of our securities, we may not make a filing with the CSRC. Failure to file as required could subject us or our controlling stockholders to fines and penalties, which may be significant. If it is determined that CSRC approval was required for an offering of our securities, we may face sanctions by the CSRC or other PRC regulatory agencies for failure to seek CSRC approval for such offering. These sanctions may include fines and penalties on our operations in the PRC, delays or restrictions on the repatriation into the PRC of the proceeds from an offering, restrictions on or prohibition of the payments or remittance of dividends by our PRC subsidiaries, or other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. If we determine to raise funds in a public offering and cause our securities to be listed on a stock exchange, we will need to determine whether a filing with the CSRC is required in order for us to complete the offering based on the facts and circumstances at that time.

The CSRC or other Chinese government agencies may adopt new regulations to exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. If our interpretation of these laws and regulations are incorrect and the CSRC or another PRC regulatory body determines that we are required to obtain any approval or permission in the future, due to the change of applicable laws or regulations, we may incur additional costs to procure such approval or permission, and there is no guarantee that we can successfully obtain such approval or permission. Any failure to obtain such approval or permission could materially and adversely affect our business, our ability to maintain or list our securities on an electronic trading system or exchange in the United States and the market for and the value of our common stock and we or our PRC subsidiaries may face approval delays, adverse actions or sanctions by the CSRC or other PRC regulatory agencies. In any such event, these regulatory agencies may impose fines and penalties, limit our acquisitions and operations of our PRC subsidiaries in China, or take other actions that could materially adversely affect us or our PRC subsidiaries business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. As a result, we face uncertainty about future actions by the PRC government that could significantly affect our ability to offer, or continue to offer, securities to investors and cause the value of our securities to significantly decline or be worthless.

Our PRC subsidiaries in Hong Kong and the PRC are directly owned by us. Our direct ownership of our PRC subsidiaries is governed by and in compliance with PRC regulations. However, if the PRC regulations change or are interpreted differently in the future, our business and financial results may be adversely impacted and our securities may decline in value or become worthless if we are unable to assert our control rights over the assets of our PRC subsidiaries.

Our PRC subsidiaries are wholly-owned directly by us. Our direct ownership in our PRC subsidiaries is governed by and in compliance with PRC regulations. However, if the PRC regulations change or are interpreted differently in the future, our business and financial results may be adversely affected our stock may decline in value or become worthless if we are unable to assert our control rights over the assets of our PRC subsidiaries that conduct substantially of our operations in China.

Any change of regulations and rules by the Chinese government, such as those related to data security, anti-monopoly concerns or the right of the railway industry in China to use for less than fair value intellectual property developed in China, may intervene or influence our operations at any time or adversely impact our ability to derive revenues in China from products developed by our Chinese subsidiaries which could result in a material change in our operations and/or the value of our securities to decline and possibly be worthless.

Although we are a Delaware corporation headquartered in the United States with its management team and operations in the United States, through our subsidiaries, we conduct business in China, and our China business is subject to Chinese law. Our operations in China may be impacted or influenced by the new regulations and policies of the Chinese government. For example, on July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued “The Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or “the Opinions.” The Opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision over overseas listings by Chinese companies. According to the Opinions, measures, including promoting the institution of relevant regulatory systems, will be taken to control the risks and manage the incidents from overseas-listed Chinese companies. On July 10, 2021, CAC published the Cybersecurity Review Measures (Revised Draft for Public Comments), or the “Review Measures (Draft),” and on December 28, 2021, the CAC and other ministries and commissions jointly promulgated the Cybersecurity Review Measures, which came into effect on February 15, 2022, intended to further restate and expand the applicable scope of the cybersecurity review. Pursuant to the Cybersecurity Review Measures, CIIO that intend to purchase internet products and services and online platform operators engaging in data processing activities that affect or may affect national security are subject to cybersecurity review. Cybersecurity Review Measures further stipulate that if a network platform operator possesses the personal information of more than one million users and intends to list in a foreign country, it shall apply to the CAC for cybersecurity review. Although we are unlikely to be a CIIO or online platform operator as defined in the Cybersecurity Review Measures, it is not certain whether any future regulations will impose restrictions on the business that we conduct in China. Because our PRC subsidiaries do not deal with the public and do not possess personal data of at least 1,000,000 users, we do not believe that we are required to apply for review by the Cybersecurity Review Office. In the event that, in the future, we possess such data or if the requirements for review are changed, we may be required to obtain such approval, the failure of which could affect our ability to have our common stock traded on Nasdaq. Any additional restriction, scrutiny or negative publicity regarding US corporations which have operations in China could cause US investors to become less interested in our securities, or hinder our ability to offer, or continue to offer, our securities to investors and cause the value of such securities to significantly decline or be worthless.

Our ability to collect any royalties due from Beyebe may be adversely impacted by its ability to collect its receivables and China’s monetary controls.

Many of the potential users of our products in China are government entities or state-owned enterprises. It is sometimes difficult to collect amounts due from such entities in full, at all or in a timely manner. If Beyebe were unable to collect its receivables, it could adversely impact our ability to collect royalties and other amounts due from Beyebe. Further, the PRC government imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies outside the PRC. Therefore, Beyebe may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of amounts due us as royalties or for any other purpose. If we are unable to collect amounts due from Beyebe, our financial condition and results of operations may be materially and adversely affected and the price of our common stock could decline.

The transfer of funds between Transit Pro Delaware and our subsidiaries in China and Hong Kong is subject to restriction. The transfer of funds by Beyebe to Beyebe AI for purposes of making a loan to us is subject to restriction.

Our equity structure is a direct holding structure, that is, Transit Pro Tech Inc., a Delaware corporation, directly controls its subsidiaries in China. To date, no dividends, distribution or other transfers of funds have occurred from our PRC subsidiaries to us and we have not made any dividends, distributions or other transfer of funds to investors. Given the nature of our operations in China, which are currently limited to research and development and the ownership of certain intellectual property, and our emphasis on distributing our products outside of China, we do not expect to pay any cash dividends from our companies in China to Transit Pro Delaware To the extent that we may in the future seek to fund the business of our Chinese subsidiaries through distributions or transfer of funds from our Delaware corporation, any such transfer of funds with PRC subsidiaries is subject to government regulations.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between Mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from its PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries.

Beginning in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, began to implement a series of capital control measures, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. Likewise, though Beyebe is not our subsidiary, capital control measures currently in place will limit its ability to remit funds to Beyebe AI, its subsidiary for purposes of making a loan to us or acquiring our securities.

Foreign currency exchange regulation in the PRC is primarily governed by the Regulations on the Administration of Foreign Exchange, most recently revised by the State Council on August 5, 2008, Notice on Further Simplifying and Improving Policies of Foreign Exchange Administration Regarding Direct Investment issued by SAFE on February 13, 2015, and the Provisions on the Administration of Settlement, Sale and Payment of Foreign Exchange promulgated by People’s Bank of China on June 20, 1996. Currently, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions. Conversion of RMB for most capital account items, such as direct investment, security investment and repatriation of investment, however, is still subject to registration with the SAFE. Foreign-invested enterprises may buy, sell and remit foreign currencies at financial institutions engaged in foreign currency settlement and sale after providing valid commercial documents and, in the case of most capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign enterprises are also subject to limitations, which include approvals by the NDRC, the Ministry of Construction, and registration with the SAFE.

Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

China is a communist country. As such, the Chinese central government and local governments, including the government in Hong Kong, may take actions believed to be beneficial to the common good at the expense of an individual business.

China is a communist country and although it has adopted many aspects of a competitive market economy, its central government and local governments take actions which they believe to be beneficial to the general welfare at the expense of private entrepreneurs. As the influence of the PRC government has grown it has caused the government of Hoing Kong to adopt similar policies in Hoing Kong. For example, there are a number of state-owned enterprises which tend to interact with other state-owned enterprises rather than competitive privately owned companies even though they may pay more for inputs and generate less revenue from the products and services they offer. Given that we, a US corporation, own our subsidiaries in China and pursuant to our license Agreement with Beyebe may benefit from revenues generated by it from the exploitation of our products and services, there is no assurance that the operators of railways in China and companies that provide maintenance services to railways in China, which are often state-owned enterprises, will choose to do business with Beyebe or fairly compensate it for products and services from which we would derive a benefit. Moreover, the legal system in the PRC and Hong Kong are heavily influenced by local governments. If a competitor of Beyebe were to infringe upon or simply use our intellectual property and trade secrets, there is no assurance that we or Beyebe could enforce any rights we or it may have as a result of such infringement. Any reluctance to do business with Beyebe in China or inability to protect our rights in our intellectual property could have a material adverse impact on our operations in China and results of operations.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies between the United States and China may affect the economic outlook both in the U.S. and in China. Our business and the price of our common stock could be adversely affected.

Because we have a subsidiary in Hong Kong which in turn owns a subsidiary in China, we are subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	Delay or impede our development;

●	Result in negative publicity or increase our operating costs;

●	Require significant management time and attention, and

●     Subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our products, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our ordinary shares.

A joint statement by the SEC and the Public Company Accounting Oversight Board (United States), or the “PCAOB,” the newly enacted “Holding Foreign Companies Accountable Act” and the “Accelerating Holding Foreign Companies Accountable Act” all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to the market for our common stock.

On April 21, 2020, the SEC and the PCAOB released a joint statement highlighting the risks associated with investing in companies based in or having substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

The HFCAA requires certain issuers of securities to establish that they are not owned or controlled by a foreign government. Specifically, an issuer must make this certification if the PCAOB is unable to audit specified reports because the issuer has retained a foreign public accounting firm not subject to inspection by the PCAOB. Furthermore, if the PCAOB is unable to inspect the issuer’s public accounting firm for three consecutive years, the issuer’s securities are banned from trading on a national exchange or through other methods. On December 29, 2022, the AHFCAA was enacted, which amended the HFCAA by decreasing the number of non-inspection years from three years to two, thus reducing the time period before our common stock may be prohibited from trading or delisted if the PCAOB were to determine that it could not inspect our auditor.

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB was then unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The PCAOB has made such designations as mandated under the HFCAA. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination. Notwithstanding the foregoing, if the PCAOB is not able to inspect and investigate completely our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA.

Our auditor, YU Certified Public Accountants, an independent public accounting firm registered with the PCAOB, and an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is based in the United States and has been inspected by the PCAOB on a regular basis. Our auditor is not headquartered in mainland China or Hong Kong and was not identified as a firm subject to the determinations announced by the PCAOB on December 16, 2021. Nevertheless, should the PCAOB be unable to fully conduct inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, if our securities were then traded on an exchange, that exchange may determine to delist our securities.

The PCAOB has not requested our auditor to provide the PCAOB with copies of our audit workpapers and consequently our auditors have not sought permission from PRC authorities to provide copies of these materials to the PCAOB. If our auditors are not permitted to provide requested audit workpapers located in China to the PCAOB, investors would be deprived of the benefits of PCAOB’s oversight of such auditors through such inspections.

Changes in the policies of the PRC government could have a significant impact on the profitability of our business.

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year or ten-year plans and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions within the PRC. Although the PRC government has stated that that economic development will follow the model of a market economy, the concept of a market economy in the PRC is different from the way a market economy is understood in the United States. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Further, the availability of credit in the PRC can have a major impact on the ability of companies to purchase or otherwise acquire capital assets. While the Chinese economy has grown significantly in the past 30 years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy but may also have a negative effect on an individual or group of businesses. We cannot assure you that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment. The interpretation of some of these measures, including tax measures, is both complex and evolving and it may be difficult to ascertain, with any degree of certainty, whether we are in compliance. our financial condition and results of operations may be adversely affected by the effects of government control over capital investments or changes in and interpretations of tax, currency and other regulations that are applicable to it.

Future inflation in China may inhibit the profitability of our business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to inflation. Any adverse change in the terms on which we construct solar energy projects or sells electricity generated by our China operations may impair our ability to operate profitably in China. Factors such as rapid expansion and inflation have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and services.

The fluctuation of the RMB may have a material adverse effect on an investment in our securities.

The change in value of the RMB against the U.S. dollar and other currencies is affected by various factors, including changes in China’s political and economic conditions. Any significant appreciation or revaluation of the RMB may have a material adverse effect on the value of, and any dividends payable on, our securities in foreign currency terms. More specifically, if we decide to convert our RMB into U.S. dollars, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. To the extent that we need to convert the U.S. dollars we receive from any equity or debt financing into RMB for our operations in China, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. In addition, appreciation or depreciation in the exchange rate of the RMB to the U.S. dollar could materially and adversely affect the price of our common stock in U.S. dollars without giving effect to any underlying change in our business or results of operations. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Revenue from our China operations is denominated in RMB. Restrictions on currency exchange may limit our ability to use any earnings generated in China to fund our business activities in the United States and to make dividend payments to our shareholders in U.S. dollars. Under current PRC laws and regulations, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions and dividend distributions. However, RMB is not freely convertible for direct investment or loans or investments in securities outside China, unless such use is approved by the PRC State Administration of Foreign Exchange (“SAFE”). For example, foreign exchange transactions under our subsidiaries’ capital accounts, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval requirement of SAFE. These limitations could affect our ability to obtain foreign exchange for capital expenditures.

Because we must comply with the Foreign Corrupt Practices Act, we may face a competitive disadvantage in competing with Chinese companies that are not bound by those prohibitions.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies and their foreign subsidiaries and controlled entities from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in China. If our competitors engage in these practices, they may receive preferential treatment from personnel of other companies or government agencies, giving competitors an advantage in securing permits or business or from government officials. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions in a civil law system may be cited as reference but have limited precedential value. Since 1979, newly introduced PRC laws and regulations have significantly enhanced the protection of interest relating to foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system is continuing to evolve, the interpretations of such laws and regulations may not always be consistent, and enforcement of these laws and regulations involves significant uncertainties, any of which could limit available legal protections.

In addition, the PRC administrative and judicial authorities have significant discretion in interpreting, implementing or enforcing statutory rules and contractual terms, and it may be more difficult to predict the outcome of administrative and judicial proceedings and the level of legal protection we may enjoy in the PRC than under some more developed legal systems. These uncertainties may affect our decisions on the policies and actions to be taken to comply with PRC laws and regulations and may affect our ability to enforce our intellectual property, contractual or tort rights. In addition, the regulatory uncertainties may be exploited through unmerited legal actions or threats in an attempt to extract payments or benefits from us. Such uncertainties may therefore increase our operating expenses and costs, and materially and adversely affect our business and results of operations.

The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of our investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in the PRC. However, the PRC’s system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, which means that it is based on written statutes. A decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes. The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC’s political, economic or social life, will not affect the PRC government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

Our Chief Financial Officer resides outside of the United States and all of our officers and directors previously resided in China and could choose to move back to China. Therefore, investors may not be able to enforce federal securities laws or their other legal rights against those officers and directors.

Our Chief Financial Officer resides outside of the United States and all of our officers and directors previously resided in China and could choose to move back to China. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those officers and directors located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws. In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions. Therefore, recognition and enforcement in the PRC of judgments of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible. There is uncertainty as to whether the courts of the PRC would enforce judgments of United States courts obtained against these persons predicated upon the civil liability provisions of the United States federal and state securities laws. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against a company in China for disputes if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit. It will be, however, difficult for U.S. shareholders to originate actions in the PRC against us or our directors who are located in the PRC in accordance with PRC laws because we are incorporated under the laws of the State of Nevada and it will be difficult for U.S. shareholders, by virtue only of holding our common stock, to establish a connection to the PRC for a PRC court to have jurisdiction as required under the PRC Civil Procedures Law. In addition, it also takes the costs and time for U.S. shareholders to take such court procedures in order to enforce liabilities and judgments in China. As a result of the foregoing, it would be very expensive and time-consuming for a stockholder to either seek to enforce a U.S. judgment in China or to commence an action in a Chinese court, with a strong likelihood that the stockholder will not be successful.

Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law which became effective in March 2020, no overseas securities regulator is allowed to directly conduct an investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to overseas parties outside of the PRC.

You may have difficulty in enforcing foreign judgements in China against us or our management.

China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions. Even judgements from countries that have an enforcement treaty with China are often not enforceable in China. Therefore, recognition and enforcement in China of judgments of a court in any non-PRC jurisdiction in relation to any matter not subject to a binding arbitration provision may be difficult or impossible. It may also be difficult for you to enforce within China U.S. courts judgments based on violations of the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts.

Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation.

We are subject to strict regulatory requirements in terms of entering into labor contracts with the employees of our Chinese subsidiaries and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our Chinese employees. Pursuant to the PRC Labor Contract Law, or the Labor Contract Law, that became effective in January 2008 and was amended effective July 1, 2013, and its implementing rules that became effective in September 2008, employers are subject to strict requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. In the event that one of our Chinese subsidiaries decides to terminate some of its employees or otherwise change its employment or labor practices, the Labor Contract Law and its implementation rules may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations. We believe our current practice complies with the Labor Contract Law and its amendments. However, the relevant governmental authorities may take a different view and impose fines on us.

As the interpretation and implementation of labor-related laws and regulations are still evolving, our employment practices could violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be materially and adversely affected.

A failure by the beneficial owners of our common stock who are PRC residents to comply with certain PRC foreign exchange regulations may restrict our ability to distribute profits, restrict our overseas and cross-border investment activities and subject us to liability under PRC law.

SAFE has promulgated regulations, including the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or SAFE Circular No. 37, effective on July 4, 2014, and its appendices, that require PRC residents, including PRC institutions and individuals, to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular No. 37 as a “special purpose vehicle.” SAFE Circular No. 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

Although we believe these regulations are not applicable to us since we are not a special purpose vehicle under Circular 37, we cannot assure you that SAFE will not reach a different conclusion. If we are subject to these regulations, the regulations may apply to our direct and indirect stockholders who are PRC residents and may apply to any offshore acquisitions or share transfers that we make in the future if our shares are issued to PRC residents. However, in practice, different local SAFE branches may have different views and procedures on the application and implementation of SAFE regulations. If filings are required, we cannot assure you that these individuals or any other direct or indirect stockholders or beneficial owners of our company who are PRC residents will be able to successfully complete the registration or update the registration of their direct and indirect equity interest as required in the future. If they fail to make or update the registration, our PRC subsidiaries could be subject to fines and legal penalties, and SAFE could restrict our cross-border investment activities and our foreign exchange activities, including restricting our PRC subsidiaries’ ability to distribute dividends to, or obtain loans denominated in foreign currencies. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

Certain PRC regulations, including the M&A Rules and national security regulations, may require a complicated review and approval process which could make it more difficult for us to pursue growth through acquisitions in China.

On August 8, 2006, six PRC regulatory authorities, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, CSRC and SAFE, jointly issued the Regulation on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006 and were amended on June 22, 2009. The M&A Rules established additional procedures and requirements that could make merger and acquisition activities in China by foreign investors more time-consuming and complex. For example, the MOFCOM must be notified in the event a foreign investor takes control of a PRC domestic enterprise. In addition, certain acquisitions of domestic companies by offshore companies that are related to or affiliated with the same entities or individuals of the domestic companies, are subject to approval by the MOFCOM. In addition, the Implementing Rules Concerning Security Review on Mergers and Acquisitions by Foreign Investors of Domestic Enterprises, issued by the MOFCOM in August 2011, require that mergers and acquisitions by foreign investors in “any industry with national security concerns” be subject to national security review by MOFCOM. In addition, any activities attempting to circumvent such review process, including structuring the transaction through a proxy or contractual control arrangement, are strictly prohibited.

There is significant uncertainty regarding the interpretation and implementation of these regulations relating to merger and acquisition activities in China. In addition, complying with these requirements could be time-consuming, and the required notification, review or approval process may materially delay or affect our ability to complete merger and acquisition transactions in China. As a result, our ability to seek growth through acquisitions may be materially and adversely affected.

Although we do not believe that our business in China is part of an industry with national security concerns, we cannot assure you that MOFCOM will not reach a different conclusion. If MOFCOM determines that we should have obtained its approval, we may be required to file for remedial approvals. There is no assurance that it would be able to obtain such approval from MOFCOM. We may also be subject to administrative fines or penalties by MOFCOM that may require us to limit its business operations in the PRC, delay or restrict the conversion and remittance of its funds in foreign currencies into the PRC or take other actions that could have material and adverse effect on its business, financial condition and results of operations.

Under the new Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification could result in unfavorable tax consequences to us and our non-PRC stockholders.

The new Enterprise Income Tax (EIT) Law and its implementing rules provide that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” under PRC tax laws. The implementing rules promulgated under the new EIT Law define the term “de facto management bodies” as a management body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise. However, there are no further detailed rules or precedents governing the procedures and specific criteria for determining “de facto management body.” It is still unclear if the PRC tax authorities would determine that because we wholly-own Chinese subsidiaries and all members of our management are citizens of China and formerly resided in China and, despite residing in the US, occasionally visit China, we should be classified as a PRC “resident enterprise.”

If we are deemed a PRC “resident enterprise,” we will be subject to PRC enterprise income tax on our worldwide income at a uniform tax rate of 25%, although dividends distributed to us from our existing PRC subsidiaries and any other PRC subsidiaries which we may establish from time to time could be exempt from the PRC dividend withholding tax due to a PRC “resident recipient” status. This could have a material and adverse effect on our overall effective tax rate, our income tax expenses and our net income. Furthermore, dividends, if any, paid to our stockholders may be decreased as a result of the decrease in distributable profits. In addition, if we were to be considered a PRC “resident enterprise,” dividends we pay with respect to shares of our common stock and the gains realized from the transfer of shares of our common stock may be considered income derived from sources within the PRC and be subject to PRC withholding tax. This could have a material and adverse effect on the value of your investment in us and the price of shares of our common stock.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a PRC establishment of a non-PRC company, or immovable properties located in China owned by a non-PRC company. We face uncertainties on the reporting and consequences of private equity financing transactions, private share exchange transactions and private transfer of shares, including private transfer of public shares, in our company by non-resident investors.

On February 3, 2015, the PRC’s State Administration of Taxation (“SAT”) issued Announcement on Several Issues Concerning the Enterprise Income Tax on Indirect Property Transfers by Non-RPC Resident Enterprises, or SAT Notice No. 7, to supersede the existing tax rules in relation to the tax treatment of the Indirect Transfer. SAT Notice No. 7 introduces a new tax regime and extends the SAT’s tax jurisdiction to capture transactions involving indirect transfer of (i) real properties in China and (ii) assets of an “establishment or place” situated in China, by a non-PRC resident enterprise through a disposition of equity interests in an overseas holding company. SAT Notice No. 7 also extends the Interpretation with respect to the disposition of equity interests in an overseas holding company. In addition, SAT Notice No. 7 further clarifies how to assess reasonable commercial purposes and introduces safe harbors applicable to internal group restructurings. However, it also brings challenges to both the foreign transferors and transferees as they are required to make self-assessments of whether an Indirect Transfer or similar transaction should be subject to PRC tax and whether they should file or withhold any tax payment accordingly.

There is a lack of clear statutory interpretation and uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises, or the sale or purchase of shares in other non-PRC resident companies or other taxable assets by us. We and other non-resident enterprises in our group may be subject to filing obligations or taxes if we and other non-resident enterprises in our group are transferors in such transactions and may be subject to withholding obligations if we and other non-resident enterprises in our group are transferees in such transactions. For the transfer of shares in our company by investors that are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in filing under the rules and notices. We may be required to expend costly resources to comply with SAT Notice No. 7, or to establish a case to be tax exempt under SAT Notice No. 7, which may cause us to incur additional costs and may have a negative impact on the value of your investment in us.

The PRC tax authorities have discretion under SAT Notice No. 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the transferred equity interests and the investment cost. We may pursue acquisitions in the future that may involve complex corporate structures. If we are considered as a non-PRC resident enterprise under the EIT Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under and SAT Notice No. 7, our income tax expenses associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of our operations in China.

From time to time, we may receive requests from certain US agencies to investigate or inspect our operations, or to otherwise provide information. While we will be compliant with these requests from these regulators, there is no guarantee that such requests will be honored by those entities who provide services to us or with whom we associate, especially as those entities are located in China. Furthermore, an on-site inspection of our facilities in China by any of these regulators may be limited or entirely prohibited. Such inspections, though permitted by us and our affiliates, are subject to the unpredictability of the Chinese enforcers, and may therefore be impossible to facilitate. According to Article 177 of the PRC Securities Law which became effective in March 2020, the securities regulatory authority of the State Council may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region, to implement cross-border supervision and administration and no overseas securities regulator is allowed to directly conduct an investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to overseas parties.

Risks Related to Ownership of Common Stock and Operation as a Public Company.

Neither our Class A Common Stock nor our Class B Common Stock is currently quoted or listed and may never be quoted or listed by the OTC Markets or any other listing or quotation service or exchange and if listed, no market may ever develop for our Class A Common Stock or our Class B Common Stock, or if developed, may not be sustained in the future. Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws. Further, we do not plan to seek to list our Class B Common Stock on the OTC Markets or any other listing or quotation service or exchange.

Our Class A Common Stock and Class B Common Stock are currently not quoted on any listing or quotation service or exchange and may not be in the future. No market may ever develop for our common stock, or if developed, may not be sustained. The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the OTC Markets, investors should consider any secondary market for our common shares to be a limited one. We intend to seek coverage and publication of information regarding the company in an accepted publication, which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin. Accordingly, our common shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act and related SEC regulations have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management and other personnel will need to devote a substantial amount of time and financial resources to comply with these requirements, as well any new requirements implemented by the SEC. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly and could lead to a diversion of management time and attention from revenue generating activities to compliance activities. We are currently unable to estimate these costs with any degree of certainty. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees or as executive officers and more expensive for us to obtain director and officer liability insurance.

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We anticipate that our common stock will be a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our common shares and may affect the ability of purchasers to sell any of our common shares in the secondary market.

For any transaction (other than an exempt transaction) involving a penny stock, the rules require delivery, prior to such transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made regarding sales commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock is exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA has adopted rules that require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize us to issue 100,000,000 shares of common stock including 80,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock, and 1,000,000 shares of preferred stock. As of the date hereof, we had 19,400,000 shares of Class B common stock outstanding and 600,000 shares of Class A common stock. No shares of preferred stock have been issued. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock or preferred stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock. Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our stockholders.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the sole discretion of our Board of Directors after considering whether we have generated sufficient revenues, our financial condition, operating results, cash needs, growth plans and other factors. Accordingly, investors that are seeking cash dividends should not purchase our common stock.

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, including our executive officers and directors and their affiliates, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our authorized common stock is divided into two series, denominated as “Class A common stock” and “Class B common stock.” Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to twenty votes per share. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law or our amended and restated certificate of incorporation. The stockholders holding shares of Class B common stock collectively beneficially own shares representing in excess of 95% of the voting power of our outstanding capital stock. By virtue of proxies granted to him by the holders of our Class B common stock Weihong Du controls all of the voting power represented by our outstanding shares of Class B common stock. Because of our dual class structure, we anticipate that, for the foreseeable future, Mr. Du will continue to be able to control all matters submitted to our stockholders for approval, including the election and removal of directors. Mr. Du may vote in a way which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value. The conversion of shares of Class B common stock into shares of Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, which may primarily include our executive officers and directors.

Provisions of our Certificate of Incorporation and our By-Laws could discourage potential acquisition proposals and could deter or prevent a change in control.

Certain provisions of our Certificate of Incorporation and our By-Laws could have the effect of delaying, deferring or discouraging another person from acquiring control of our company, delaying or preventing changes in control of our management team, board of directors, governance or policy and could limit the price that some investors might be willing to pay for shares of our common stock. These provisions: include the absence of cumulative voting; authorize our board of directors to designate and issue one or more series of preferred stock without stockholder approval, the terms of which may be determined at the sole discretion of our Board of Directors; and reflect the dual class structure for our common stock. These provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is in our best interests and that of our stockholders.

We are not subject to the provisions of Section 203 of the Delaware General Corporation Law, which could negatively affect your investment.

In general, Section 203 of the Delaware General Corporation Law (“Section 203”) prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. We elected in our certificate of incorporation to not be subject to the provisions of Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

The Company is currently a “controlled company” within the meaning of the rules of the national securities exchanges and, as a result, qualifies for and could rely on, exemptions from certain corporate governance requirements.

Our directors and officers, together with shareholders of Beyebe, currently have beneficial ownership of a majority of the total voting power of our outstanding securities. As a result, we would be considered a “controlled company” within the meaning of the corporate governance standards of the national securities exchanges and may be exempt from certain stock exchange corporate governance requirements, which include (i) the requirement that a majority of the board consists of independent directors, (ii) the requirement that the Company’s nominating and corporate governance committee consists entirely of independent directors and (iii) the requirement that the Company’s compensation committee consists entirely of independent directors. If we were to elect to be exempt from some or all corporate governance requirements, you may not have the same protections afforded to stockholders of companies that are subject to all corporate governance requirements of a national securities exchange.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments, not previously approved. We could be an emerging growth company for up to five (5) years from the date we first consummate a public offering of our shares, although we could lose that status sooner if our revenues exceed $1.235 billion, if we issue more than $1,000,000,000 in non-convertible debt in a three (3) year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any June 30, in which case we would no longer be an emerging growth company as of the following June 30. We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Assessment and Strategy

We regularly evaluate cybersecurity risk from computer viruses and more sophisticated and targeted cyber-related attacks such as ransomware, as well as cybersecurity failures resulting from human error and technological errors. Such risks are reviewed by our management on a periodic basis as deemed appropriate.

Our overall strategy in combatting known cybersecurity risks includes a variety of individual tactics, including:

●	the use of antivirus software, virtual private networks, email security, as well as other software to prevent and detect data intrusions.

●	the deployment of updates and patches as they are available and maintaining the current versions of major software to reduce the exposure to vulnerabilities.

●	the use of third-party service to conduct mandatory online training for all employees regarding identifying and avoiding cyber-security risks.

●	the review of the security procedures used by third parties that may host or otherwise have access to Fuel Tech’s data.

●	the deployment of third-party cyber-security experts to perform penetration testing on our internal and external networks and systems in an effort to identify potential vulnerabilities.

●	if necessary, the use of third-party security experts if and when an incident is detected

We are not aware of having experienced any material cybersecurity incidents. We are not aware of any existent cybersecurity threats that would materially affect, or are reasonably likely to materially affect, our business strategy, results of operations or financial conditions. For more information, please see “Cybersecurity” under Item 1A “Risk Factors” above.

Board Oversight

As the Board of Directors has yet to establish any committees, Management regularly updates our Board regarding Management’s efforts to minimize cybersecurity risks.

ITEM 2. PROPERTIES

We currently maintain an office at 100N Barranca Street Suite 460, West Covina CA 91791 at a cost of $3,985 per month pursuant to a lease which terminates on June 30, 2025. Many of our employees operate remotely and we do not envision having to devote a significant amount of resources to providing offices to our personnel.

ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any material legal or administrative proceedings and are not aware of any claim which might lead to a material legal or administrative proceeding being commenced against us in the foreseeable future.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

On December 26, 2024, there were approximately 20 holders of record of our Class A Common Stock and our Class B Common Stock. The number of record holders does not include beneficial owners of those holders of record which are entities which may have more than one record or beneficial owners.

Dividend Policy.

We have neither declared nor paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business and do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition, results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Equity Securities

All sales of unregistered securities made by us during the fiscal year ended September 30, 2024 were previously reported.

Purchases of Our Equity Securities

No repurchases of our common stock were made by us during the fiscal year ended September 30, 2024.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report that are not historical or current facts are “forward-looking statements.” These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act “) and Section 21E of the Securities Exchange Act of 1934. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Forward-looking statements contained herein represent management’s commercially reasonable judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

We were organized by Mr. Weihong Du in June 2023 to engage in the business of developing, marketing and distributing leading edge software for the detection of faults and other defects in railroad tracks; the inspection of tunnel walls for stability and providing ancillary monitoring systems related to the safe operation of railroads and vehicles generally. Mr. Du, the principal stockholder, chairman and president of the Company, has engaged in the development of software to assist in the detection of faults and other defects in railroad tracks in China for more than 5 years.

There are a number of well-established companies throughout the world which manufacture and operate HiRail trucks, specially equipped rail inspection cars and trucks, which use a variety of methods such as ultrasound and radiography, to inspect large volumes of rail track to capture data which can be analyzed to detect faults which could result in an accident. We do not intend to compete in the market for the manufacture or operation of HiRail trucks. We will focus our efforts on the development of leading-edge software containing advanced methods of analyzing the data collected to detect railroad track faults.

Although Mr. Du has had business success in mainland China, he formed our Company for the purpose of marketing our products outside of mainland China. He believes that that the opportunities afforded by competitive market economies outside of mainland China exceed the long-term opportunities of doing business in communist China. Since formation, we have organized a subsidiary in Hong Kong, TP Hong Kong, which in turn organized a wholly-owned subsidiary in the People’s Republic of China SGTCL, hired employees and consultants, including individuals based in China engaged in the development of our software, filed patent applications and provisional patent applications in the United States, one related to railway fault detection analysis and the other relating to the monitoring of subway engineers to increase driver safety, participated in academic conferences, marketing events and exhibitions in the United States and met with various prospective users of our products. While it is Mr. Du’s goal to grow primarily by hiring individuals in the United States, he chose initially to engage software engineers in China with whom he was familiar to initiate development of our products. We will continually assess the benefits and possible detriments of relying upon individuals outside of the United States, in particular within China, in an effort to maximize our returns.

We do not intend to devote significant monetary resources or time of our personnel to marketing our products in China. Nevertheless, to enable us to benefit from the market in China for our products, we entered into a License Agreement with Beyebe wherein we granted Beyebe the right to market and distribute in mainland China products incorporating our technologies.

For the immediate future we intend to recruit additional personnel experienced in the rail maintenance and safety industries, raise capital necessary to expand our operations and continue to promote our rail transit safety solutions by participating in exhibitions and academic conferences in the United States and other international markets, establishing business relationships, and conducting testing and trials in these markets.

In addition to funds spent on our business activities, during the next twelve months we anticipate incurring costs related to filing of Exchange Act reports and establishing appropriate management systems for a public company, including financial systems.

Results of Operations

We were incorporated on June 1, 2023. For the ease of the reader, the discussion set forth below is based upon our results of operations for the sixteen months commencing June 1, 2023, and ended September 30, 2024, as set forth in our audited financial statements as of and for the year ended September 30, 3024, and the period from establishment date (June 1, 2023) to September 30, 2023, contained in this Report.

Revenue

We have yet to generate any revenues from operations.

Operating Expenses

During the sixteen months from inception (June 1, 2023) to September 30, 2024, we incurred operating expenses of $1,128,889 of which $987,309 was incurred during the year ended September 30, 2024. Our operating expenses over the sixteen month period consisted of research and development expenses of $172,584, all of which was incurred during the September 2024 year and general and administrative expenses of $956,305.

Loss from Operations; Net Loss

Because we generated no revenue and had operating expenses of $1,128,889 for the sixteen months from inception to September 30, 2024, we incurred an operating loss of $1,128,889, which was slightly increase by interest expense, net of other income, resulting in a net loss for the period of $1,136,850, of which $995,270 was attributed to the September 30, 2024 year.

Liquidity and Capital Resources

Upon our formation, we received subscriptions for our shares in the aggregate amount of $10,000 to defray our initial expenses. Our operating expenses to date principally have been paid with monies borrowed from Beyebe AI, a subsidiary of Beyebe controlled by Mr. Du. On December 31, 2023 (the “Execution Date”), we entered into a Loan Agreement with Beyebe AI wherein it agreed to lend us up to $1,000,000 during the period commencing on the Execution Date of the Loan Agreement and ending on the third anniversary thereof. All amounts borrowed will bear interest at the rate of 7.50% per annum and are payable in full on the third anniversary of the Execution Date. All amounts borrowed and interest accrued thereon are to be repaid on each anniversary of the Execution Date of the Loan Agreement and may immediately be reborrowed up to the $1,000,000 limit. Any amount not paid on its due date will bear additional interest at the rate of 0.1% per day. The principal amount due Beyebe AI as of September 30, 2024, was $214,748, together with interest of $14,281. In addition, during the sixteen months ended September 30, 2024, we accrued liabilities to third parties and to related parties other than Beyebe and Beyebe AI in the aggregate amount of $301,596.

To meet our expenses over the next twelve months we likely will require more than the amount available under our agreement with Beyebe AI. We intend to seek to acquire such additional amounts, as necessary, through loans from or capital contributions by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

As of September 30, 2024, we had cash and equivalents of $16,507, reflecting amounts previously borrowed from Beyebe AI and not yet applied to operating expenses, and deposits and other receivables of $5,665 and amounts due from shareholders of $14,446. As of such date, our total liabilities were $1,163,468, all of which were current liabilities and of which $456,752 was due to Beyebe AI and $405,110 was due to Beyebe. At September 30, 2024, we had a working capital deficit in excess of $1.1 million, reflecting the fact that during the sixteen months from June 1, 2023, to September 30, 2024, we had no revenue and expenses of $1,143,182. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations as described above.

We anticipate incurring a minimum of $750,000 in expenses over the next twelve months and could incur more significant expenses if necessary. In all likelihood we will remain dependent upon the efforts of Mr. Du and his willingness and that of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues or raise capital from third parties. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we are generating positive cash flow or can otherwise fund our operations. If we were to fail to raise the capital necessary to maintain our operations our business would be adversely affected and our common stock would likely become worthless.

Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities during the sixteen months ended September 30, 2024.

Net cash used in operating activities	$(841,084)
Net cash used in investing activities	$—
Net cash provided by financing activities	$857,591

Cash used in operating activities

Cash used in operating activities was $841,084 for the sixteen months ended September 30, 2024. The use of cash in our operating activities reflects the fact that we are incurring expenses to develop our business operations and management organization and had no revenues during this period. It is likely that our expenses will increase over the immediate future as we continue to expand our operations.

Cash provided by financing activities

Cash provided by financing activities was $857,591 for the sixteen months ended September 30, 2024. The net cash provided by financing activities consisted of advances from a related party for paying expenses of the Company. We will remain dependent upon advances from related parties to develop our business until such time as we are generating positive cash flow or can raise debt or equity from third parties.

Contractual Obligations

At September 30, 2024, our significant contractual obligations included $456,762 due to Beyebe AI and $405,110 due to Beyebe and accrued expenses of $301,596 due to third parties.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which were prepared in accordance with US GAAP. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We have yet to generate revenues, incurred aggregate losses of $1,136,850 during the sixteen months ended September 30, 2024, and as of September 30, 2024, had a working capital deficit in excess of $1.1 million. These factors raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors in particular, the speed at which we seek to develop our business, the number of software products we seek to develop and our ability to generate revenues. In all likelihood we will remain dependent upon the efforts of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we are generating positive cash flow. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentations

Our financial statements are prepared in accordance with US GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Revenue Recognition

The Company follows Accounting Standards Update (“ASU”) 2014-09 (and related amendments subsequently issued in 2016), Revenue from Contracts with Customers (ASC 606). The core principle underlying FASB ASC 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized when control of goods and services transfers to a customer.

FASB ASC Topic 606 requires use of a new five-step model to recognize revenue from customer contracts. The five-step model requires the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies each performance obligation.

The Company derives its revenues from product sales and professional service contracts with its customers, with revenues recognized upon delivery of services and products. Persuasive evidence of an arrangement is demonstrated via professional service contracts and invoices; and the service price to the customer is fixed upon acceptance of the professional services contract. The Company recognizes revenue when professional service is rendered to the customer and collectability of payment is reasonably assured. These revenues are recognized at a point in time after all performance obligations are satisfied. Revenue is recognized net of returns and value-added tax charged to customers.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU 2019-10 and ASU 2019- 11 to provide additional guidance on the credit losses standard. On October 1, 2023, the Group adopted ASU 2016-13 and there was no cumulative effect of adoption. The adoption did not impact the Group’s previously reported consolidated financial statements nor did it result in a cumulative effect adjustment to retained earnings as of October 1, 2023.

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM.  All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023, with early adoption permitted. The Group is currently evaluating the impact of adopting the standard and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations and cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Group is currently evaluating the impact of adopting the standard and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

Our president and chief executive officer, who is also serving as our chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on such evaluation, our president/chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, for, among others, the reasons set forth below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, we have concluded that our internal controls over financial reporting were not effective as of Septmber 30, 2024, due to the lack of personnel familiar with U. S. generally accepted accounting principles, the lack of an oversight committee and the lack of a sufficient number of personnel to allow for the required segregation of duties. Management will consider the need to add personnel and implement improved review procedures as we begin to generate positive cash flow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal year ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age, position and a description of the business experience of each of our executive officers and directors is provided below. There is no family relationship between or among the executive officers and directors. Our directors are appointed to hold office until the next annual meeting of stockholders and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. Our officers are appointed by our board of directors and hold office until removed by the board, subject to any respective employment agreements.

Name	Age	Positions
Weihong Du	50	Director and Chief Executive Officer

Hong Hu	57	Director

Li’ou Xie	48	Chief Financial Officer

Fan Jiang	55	Vice President

Weihong Du	Director and Chief Executive Officer

As the founder, Chairman, and Chief Executive Officer of Transit Pro Delaware since our inception, Mr. Du has been instrumental in shaping the strategic vision of the company. From 2000 to 2003, Mr. Du served as the Technical Director at the Roche Group in Hong Kong, a pharmaceutical company, where he led the technology division. From 2004 to 2006 he served as the Vice President of Technology at Noah’s Ark Education Group, an educational service provider. From 2006 to 2008, he served in a similar role at Lystar Ticketing Group. In January 2009 Mr. Du founded Beyebe, which he continues to lead as Executive Director and General Manager. Mr. Du holds a master’s degree in business administration (MBA) from the University of Wales. Mr. Du’s experience in the development of successful technologies and the leadership roles he has held at various businesses qualify him to serve as a director of our Company.

Hong Hu	Director

Mr. Hu was appointed as a director of Transit Pro in June 2023. Before that, from April 2019 until October 2022, he served as the Chief Executive Officer of Shenzhen Guangming Group a dairy and biopharmaceuticals company located in Shenzhen. From May 2017 to April 2019, he was the Vice General Manager of OCT North Group, a publicly listed Chinese company primarily engaged in the tourism, entertainment, and real estate industries (Trading code: SZ00069). From 2002 to May 2017, he progressed through roles such as General Manager and Regional Manager, culminating as the CEO of the Northwestern Region of Gemdale Group, a real estate developer based in China (Trading code: SH600383). He holds an MBA from the University of Wales. Mr. Hu’s experience in leadership roles in various industries, including at a publicly listed company qualify him to serve as a director of our Company.

Li’ou Xie	Chief Financial Officer

Mr. Xie serves has served as our Chief Financial Officer since January 2024 and is responsible for all financial functions within our Company. His extensive background encompasses corporate financial management, tax management, and strategic planning. From 1999 to 2002, he led the finance department at Huizhou Macat Maqi Motorcycle Group. From 2002 to 2006, he served as the finance manager at Shenzhen Shengmingxing Investment & Industry Co., Ltd. From 2007 to 2008, he served as the Chief Financial Officer at Lystar Ticketing Group. Since 2009, he has been the Chief Financial Officer at Shenzhen Beyebe Internet Technology Co., Limited. Mr. Xie graduated from Sun Yat-sen University majoring in Finance.

Fan Jiang	Vice President

Dr. Jiang joined Transit Pro in June 2023. He serves as a Vice President of our company and is responsible for business development in the US market. He has been a professor at Bloomsburg University of Pennsylvania since 2013. Dr. Jiang has been recognized for his extensive research on battlefield communication systems and software-defined radio, with his work presented at Princeton University. He earned his Bachelor’s degree in Automatic Control Systems from Central South University in 1989, followed by a Master’s degree in Electrical Engineering in 2001 and a Ph.D. in Electrical Engineering and Mathematics in 2006, both from the University of Nebraska - Lincoln.

All of our officers and directors reside in California other than Li’ou Xie, who resides in Shenzhen. Please refer to the risk factors included herein for discussion of the difficulties a shareholder would face in seeking to commence and prosecute an action against Mr. Xie, or in enforcing any judgement that might be rendered against him.

Board Composition; Committees

We currently have two directors on our Board of Directors and are in the process of recruiting additional individuals to become members of our Board of Directors. Once we add a sufficient number of additional directors, the Board will establish various committees, adopt appropriate charters governing the responsibilities of each committee and appoint directors to the committees. Until such time, the functions to be delegated to committees will be carried out by the Board of Directors.

Both of our current directors are significant stockholders of our Company and as a result of proxies granted to him by all of the holders of our Class B common stock, Mr. Du currently has the right to determine all issues put before our stockholders. Inasmuch as both of our directors exercise executive level policy making functions for our Company, neither is considered to be an independent director.

ITEM 11. EXECUTIVE COMPENSATION

We have entered into service agreements with Mr. Weihong Du and Mr. Li’ou Xie.

The employment contract with Mr. Du was effective July 1, 2023, and provides for annual salary of US$60,000.

SGTCL entered into an engagement agreement with Mr. Xie effective January 1, 2024. Pursuant to the terms of the agreement, Mr. Xie serves as the financial manager for a term of three years, concluding December 31, 2026, at a monthly salary and bonus of RMB52,200 (approximately US$7,357).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our Class A common stock and our Class B Common Stock as of December 26, 2024 by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group and (iii) each person known by us to own beneficially more than 5% of our outstanding Class A common stock or Class B common stock. Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable, and subject to the proxy granted in favor of Weihong Du, as discussed below.

Unless otherwise indicated, the address of each of the officers and directors is c/o Transit Pro Tech, Inc., 100 N. Barranca Street, Suite 460, Covina, California 91791.

	Shares Beneficially Owned
	Class B Common Stock	Class A Common Stock	Class B Common Stock	Class A Common Stock	Aggregate Voting Power		Aggregate Voting Power Due to Proxy
Name of Beneficial Owner	Shares	Shares (1)	Percentage of Each Class		Number of Votes (2)	Percentage of Votes(2)	Number of Votes (3)	Percentage of Votes (3)
Directors and Named Executive Officers

Weihong Du (4), Chairman and Chief Executive Officer	5,086,660	157,320	26.22%	26.22%	101,890,520	99.89%	388,157,380	99.8%
Hong Hu, Director (5)	3,114,380	96,320	16.05%	16.05%	62,383,920	16.05%	96,320	*
Liu Mei Li (4), Secretary and Treasurer	—	—	—	—	—	—	—	—
Li’ou Xie (6), Chief Financial Officer	1,778,680	55,020	9.17%	9.17%	55,020	*	55,020	*
Fan Jiang, Vice President	—	—	—	—	—	—	—	—

All directors and executive officers as a group (5 persons)	9,979,720	308,660	51.44%	51.44%	199,903,060	51.44%	388,600,000	99.9%

More than 5% Stockholders

Hairong Wang(5)	3,114,380	96,320	16.05%	—	62,383,920	16.05%	96,320
Feipeng Liang(7)	3,757,720	116,220	19.37%	—	75,154,400	19.37%	116,220
Cheng Xu(7)	3,757,720	116,220	19.37%	—	75,154,400	19. 37%	116,220
JianHang Xu(7)	3,757,720	116,220	19.37%	—	75,154,400	19. 37%	116,220
Jian Lian(7)	3,757,720	116,220	19.37%	—	75,154,400	19. 37%	116,220
Xiguang Ye (8)	2,117,020	65,480	10.91%		42,405,880	10.91%	65,480
Xingyao Cai (9)	1,025,280	31,700	5.28%	—	20,537,300	5.28%	31,700
Xiaobo Lu (9)	1,025,280	31,700	5.28%	—	20,537,300	5.28%	31,700
Yanqun Cai (9)	1,025,280	31,700	5.28%	—	20,537,300	5.28%	31,700

(1) Each Share of Class B common stock is convertible into one share of Class A common stock. The shares of Class A common stock attributed to each shareholder do not include shares issuable upon conversion of Class B common stock.

(2) Attributes to each stockholder the voting power of the Class B common stock owned by the stockholder despite the proxy granted to Mr. Du. and assumes no Class B common stock attributable to stockholders are converted into shares of Class A common stock.

(3) Except in the case of Mr. Du, does not reflect voting power attributed to Class B common stock owned by the stockholder. By virtue of a proxy granted to Mr. Du, he has 100% of the voting power of the outstanding shares of Class B Common Stock. Each holder of Class B common stock has given to Mr. Du a proxy to vote or otherwise act with respect to his shares until January 10, 2027, subject to earlier termination upon the occurrence of certain events or the sale or transfer by a holder of his Class B common stock. Until such time as a sufficient number of proxies granted to Mr. Du terminate, he will control all actions which may be brought to stockholders for a vote and can elect all of our directors.

(4) Shares attributed to Mr. Du, our Chief Executive Officer and the Chairman of our Board, are held of record by Kevin Truman La Co. Ltd., a British Virgin Islands company owned and controlled by Mr. Du. Minjian Chu owns 5% of the outstanding equity of Kevin Truman La Co. Ltd. and is not an officer or director of Kevin Truman La Co. Ltd. Ms. Li is the spouse of Mr. Du.

(5) Shares attributed to Mr. Hu reflect shares beneficially owned by Hairong Wang, the wife of Mr. Hu, as to which he disclaims beneficial ownership. The record owner of the shares beneficially owned by Ms. Wang are held of record by LJX Co., Ltd. a British Virgin Islands company owned and controlled by Ms. Wang.

(6) Shares attributed to Mr. Xie are held of record by Treasure Tree Co., Ltd, a British Virgin Islands company owned and controlled by Mr. Xie.

(7) Shares attributed to each of Feipeng Lang, Cheng Xu, JianHang Xu and Jian Lian are held of record by WeLink Co. Ltd. All of the shares held of record by WeLink are attributed to each individual.

(8) Shares attributed to Mr. Ye are held of record by Shaning Co., Ltd, a British Virgin Islands company owned and controlled by Mr. Ye.

(9) Shares attributed to each of Xingyao Cai, Xiabo Lu and Yanqun Cai are held of record by Luluxing Invest Co. Ltd. All of the shares held of record by Luluxing are attributed to each individual.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Related Party Transactions

Since the organization of the Company in June 2023, the Company has not entered into any transaction with any related party where the amount involved was in excess of $120,000 or one percent of the Company’s total assets at September 30, 2024, except for the Loan Agreement with Beyebe AI and the License Agreement between the Company and Beyebe. All of the outstanding equity of Beyebe is owned by the current Shareholders of Transit Pro Delaware and Beyebe AI is a wholly-owned subsidiary of Beyebe.

Pursuant to the Loan Agreement, entered into in December 2023, Beyebe AI has agreed to lend us up to $1,000,000 during the period commencing on the Execution Date of the Loan Agreement and ending on the third anniversary thereof. All amounts borrowed will bear interest at the rate of 7.50% per annum and are payable in full on the third anniversary of the Execution Date. All amounts borrowed and interest accrued thereon are to be repaid on each anniversary of the Execution Date of the Loan Agreement and may immediately be reborrowed up to the $1,000,000 limit. Any amount not paid on its due date will bear additional interest at the rate of 0.1% per day.

Pursuant to the License Agreement, entered into in January 2024, the Company has granted to Beyebe the right to use and grant others a sublicense to use Company’s Licensed Intellectual Property, as such term is defined in the License Agreement, and to use and sell the Company’s Licensed Products, as defined in the License Agreement, within mainland China. In consideration of the rights granted in the License Agreement, Beyebe is to pay (i) no later than January 15 of each calendar year commencing 2025, a fixed license fee. The amount of the fixed fee is US$300,000 for the year ending December 31, 2024, and for each year thereafter will be such amount as is agreed upon by the parties. And (ii) a royalty equal to 15% of the revenue generated by Beyebe from the distribution of the Licensed Products and Licensed Intellectual Property. The License Agreement has a term which expires on December 31, 2040.

In addition to the above, all of the shareholders of Beyebe have subscribed for Class B common stock of the Company, with each individual acquiring a percentage of the outstanding shares of Class B Common Stock equal to the percentage of his holdings in the outstanding equity of Beyebe. Mr. Du, Ms. Hairong Wang, the spouse of Mr. Hu, and Mr. Xie, respectively, acquired 262,199; 160,535 and 91,685 shares of our Class B common stock, in each case, at a price of USD$0.01 per share.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current independent registered public accounting firm is Yu Certified Public Accountant, P. C. We engaged Yu Certified Public Accountant, P. C on October, 2023. The following table shows its fees for audit and other services in relation to our September 30, 2024 and 2023 fiscal years:

	For the fiscal years ended September 30,
	2024	2023
Audit service:	$40,128	$25,000
Audited related services:	-	-
Tax service:	-	-
Others:	-	-
Total:	$40,128	$25,000

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10 filed July 1, 2024).

3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Form 10 filed July 1, 2024).

4.1	Description of the Company’s Securities registered pursuant to Section 12 of the Exchange Act (Incorporated by reference to Form 10 filed July 1, 2024, as amended).

10.1	Loan Agreement made in December 2023, between the Registrant and Beyebe AI Technology Inc. (Incorporated by reference to Exhibit 10.1 of Form 10 filed July 1, 2024).

10.2	License Agreement made in January 2024, between the Registrant and Shenzhen Beyebe Internet Technology Co. Limited (Incorporated by reference to Exhibit 10.2 of Form 10 filed July 1, 2024).

10.3	Employment Contract dated July 1, 2023, between the Registrant and Weihing Du (Incorporated by reference to Exhibit 10.3 of Form 10 filed July 1, 2024).

10.4	Temporary Employment Agreement dated July 1, 2023, between the Registrant and Jiang Fan (Incorporated by reference to Exhibit 10.4 of Form 10 filed July 1, 2024).

10.5	Agreement dated January 1, 2024, between Shenzhen Guantu Technology Co., Limited and Li’ou Xie (Incorporated by reference to Exhibit 10.5 of Form 10 filed July 1, 2024).

21.1*	Subsidiaries

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1**	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

* Filed herewith

** Furnished Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transit Pro Tech Inc.
(Registrant)

Date: December 27, 2024	By:	/s/ Weihong Du
Weihong Du
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Weihong Du	Chief Executive Officer,	December 27, 2024
Weihong Du

/s/ Hong Hu	Director	December 27, 2024
Hong Hu

/s/ Li’ou Xie	Chief Financial Officer	December 27, 2024

TRANSIT PRO TECH INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TRANSIT PRO TECH INC.

TABLE OF CONTENTS

Report Of Independent Registered Public Accounting Firm	F-1 - F-2

Consolidated Financial Statements as of September 30, 2024 and 2023, and for the year ended September 30, 2024 and for the period from establishment date (June 1, 2023) to 2023

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Shareholders’ Deficit	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Transit Pro Tech Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Transit Pro Tech Inc. (a Delaware corporation), and its subsidiary (collectively referred as the “Group”) as of September 30, 2024 and 2023, the related consolidated statement of operations, consolidated statement of shareholders' deficit, and consolidated statement of cash flows, for the year ended September 30, 2024, and the period from establishment date (June 1, 2023) to September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as of September 30, 2024 and 2023, and the results of its operations and its cash flows, for the year ended September 30, 2024 and for the period from establishment date (June 1, 2023) to September 30, 2023, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Group will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Group has continued to incur losses, and it has yet to generate favorable working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on the Group’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Basis for Opinion (continued)

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Group's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yu Certified Public Accountant, P.C.

(PCAOB ID: 5910)

We have served as the Company’s auditor since 2023.

New York, New York

December 27, 2024

TRANSIT PRO TECH INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2024 and 2023

	2024	2023
	US$	US$

ASSETS
Current assets
Cash and cash equivalents	16,507	7,841
Deposit and other receivables, net	5,665	—
Amount due from shareholders, net	14,446	—
Total current assets	36,618	7,841
Total assets	36,618	7,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	301,596	33,074
Amount due to related parties	861,872	116,347
Total current liabilities	1,163,468	149,421
Total liabilities	1,163,468	149,421

Shareholders’ deficit
Common stock- $0.0001 par value, 20,000,000 authorized shares, 1,000,000 issued and outstanding shares	100	100
Additional paid-in capital	9,900	9,900
Subscription receivable	—	(10,000)
Accumulated deficit	(1,136,850)	(141,580)
Total shareholders’ deficit	(1,126,850)	(141,580)
Total liabilities and shareholders’ deficit	36,618	7,841

TRANSIT PRO TECH INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

	For the year ended September 30, 2024	For the period from Establishment Date (June 1, 2023) to September 30, 2023
	US$	US$

Revenue	—	—
Cost of revenue	—	—

Gross losses	—	—
General and administrative expenses	(814,725)	(141,580)
Research and development expenses	(172,584)	—

Operating losses	(987,309)	(141,580)
Other income	6,332	—
Interest expense	(14,293)	—

Loss before income taxes	(995,270)	(141,580)
Income taxes expense	—	-
Net losses	(995,270)	(141,580)

Loss per share
– Basic and diluted	1.00	0.14

Weighted average number of ordinary shares outstanding
– Basic and diluted	1,000,000	1,000,000

TRANSIT PRO TECH INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

	Common stock	Paid in capital	Subscription Receivables	Accumulated deficit	Total
	US$	US$	US$	US$	US$
As of establishment date (June 1, 2023)	—	—	—	—	—
Issuance of common stock	100	9,900	(10,000)	—	—
Net losses for the period	—	—	—	(141,580)	(141,580)
As of September 30, 2023	100	9,900	(10,000)	(141,580)	(141,580)

Proceeds from shareholders	—	—	10,000	—	10,000
Net losses for the year	—	—	—	(995,270)	(995,270)
As of September 30, 2024	100	9,900	—	(1,136,850)	(1,126,850)

TRANSIT PRO TECH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

	For the year ended September 30, 2024	For the period from Establishment Date (June 1, 2023) to September 30, 2023
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Loss before income taxes	(995,270)	(141,580)
Interest expense	14,281	—
Allowance for credit losses	411	—

Changes in operating assets and liabilities:
Increase in deposit and other receivables	(5,781)	—
Amount due from shareholders	(14,741)	—
Increase in accrued expenses and other payables	268,522	33,074
Net cash used from operating activities	(732,578)	(108,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders	10,000	—
Amount due to related parties	731,244	116,347
Net cash provided by financing activities	741,244	116,347

Net increase in cash and cash equivalents	8,666	7,841
Cash and cash equivalents, beginning of period	7,841	—
Cash and cash equivalents, end of period	16,507	7,841

Supplemental disclosures of cash flow information:
Tax paid	—	—
Interest paid	12	—

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

1.	Organization

Transit Pro Tech Inc (the “Company”), was incorporated in the State of Delaware on June 1, 2023. On July 24, 2023, the Company established a wholly-owned subsidiary, Transit Pro Tech. Limited (the “TPTL”), a limited liability company registered in Hong Kong. On December 7, 2023, TPTL established a wholly-owned subsidiary, Shenzhen Guantu Technology Co., Limited (the “SGTCL”) in Shenzhen, the People’s Republic of China.

The Company and its subsidiaries (collectively referred to the “Group”) are engaged in selling hardware and software for an Intelligent Driver Management System (“IDMS”), Intelligent Rail Flaw Detection System (“IRFDS”), Intelligent Tunnel Inspection System (“ITIS”) and Intelligent Overhead Contact System (“IOCS”) Analysis System.

The Group is located in United States, Hong Kong and Shenzhen and headquartered in West Covina, California. The Group’s revenues are derived primarily from operations in the United States.

The Group is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful continuous development of products, the need for additional capital (or financing) to fund operating losses (see below), competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology.

The Group incurred net losses, and utilized cash in operations since inception, has an accumulated deficit as of September 30, 2024, of $1,136,850, as well as expects to incur future additional losses. The Group’s cash level as of September 30, 2024 was $16,507, which was not adequate for operations in the 2024 fiscal year and financing was needed.

These factors raise substantial doubt about the Group’s ability to continue as a going concern for the next twelve months from the date of issuance of these consolidated financial statements.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

1.	Organization (continued)

Management’s plan to alleviate the substantial doubt about the Group’s ability to continue as a going concern includes attempting to improve its business profitability and its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis. The management plan does not alleviate the substantial doubt about the Group’s ability to continue as a going concern. There can be no assurance that the Group will be successful in achieving its strategic plans or that the Group’s future capital raises will be sufficient to support its ongoing operations. If the Group is unable to raise sufficient financing or events or circumstances occur such that the Group does not meet its strategic plans, the Group’s related party would need to provide financial support to the Group to fund operations and meet its obligations as they come due within one year from the date these consolidated financial statements are issued.

If the Group does not achieve revenue anticipated in its current operating plan, management has the ability to and has indicated it will reduce operating expenses or raise more capital or debt as necessary. The Group’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

The Group’s consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

2.	Summary of significant accounting policies

The significant accounting policies followed by the Group are:

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements are stated in U.S. dollars.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

2.	Summary of significant accounting policies (continued)

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries, for which, the Company is the primary beneficiary. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation. Results of its subsidiaries are consolidated from the date on which control of a subsidiary was transferred to the Company.

As of September 30, 2024 and 2023, the details of the Company’s subsidiaries are as follows:

	Place of incorporation	Ownership percentage
Transit Pro Tech. Limited (the “TPTL”)	Hong Kong	100%
Shenzhen Guantu Technology Co., Limited (the “SGTCL”)	People’s Republic of China	100%

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Group considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of September 30, 2024 and 2023, cash consists primarily of checking and savings deposits. The Group’s cash balances may exceed those that are federally insured. To the issuance date of such consolidated financial statements, the Group has not recognized any losses caused by uninsured balances.

Restricted Cash

The Group classifies all cash whose use is limited by contractual provisions as restricted cash. As of September 30, 2024 and 2023, the Group had no restricted cash.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

2.	Summary of significant accounting policies (continued)

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB ASC 740. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Group is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year.

In accordance with ASC 740, Income Taxes, the Group is required to evaluate whether its tax positions taken or expected to be taken are more likely than not to be sustained upon examination by the taxing authority. As of September 30, 2024 and 2023, the management of the Group has determined that no provision for income taxes is required for the Group’s consolidated financial statements based on a review of the Group’s tax positions for all open years. The Group does not expect that its assessment regarding unrecognized tax benefits will materially change over the next 12 months. However, the Group’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, questions as to the timing and amount of deductions, the nexus of income among various tax jurisdictions, compliance with U.S. federal, U.S. state and foreign tax laws, and changes in the administrative practices and precedents of the relevant taxing authorities.

The Group recognize interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. During the year ended September 30, 2024 and the period from Establishment Date (June 1, 2023) to September 30, 2023, no interest or penalties related to unrecognized tax benefits was recognized. As of September 30, 2024 and 2023 the Group has no accrued interest or penalties.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

2.	Summary of significant accounting policies (continued)

Leases

The Group adopted ASU No. 2016-02, Leases (Topic 842), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

The Group elected to apply practical expedients permitted under the transition method that allow the Group to use the beginning of the period of adoption as the date of initial application, to not recognize lease assets and lease liabilities for leases with a term of twelve months or less, to not separate non-lease components from lease components, and to not reassess lease classification, treatment of initial direct costs, or whether an existing or expired contract contains a lease. Under the new lease standard, the Group determines if an arrangement is or contains a lease at inception. Right-of-use assets and liabilities are recognized at lease commencement date based on the present value of remaining lease payments over the lease terms. The Group considers only payments that are fixed and determinable at the time of lease commencement.

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As all of the Group’s leases do not provide an implicit rate, the Group elects the risk-free interest rate (US Treasury bill) with similar terms as the discount rate for the lease. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The Group’s lease terms may include options to extend or terminate the lease. Renewal options are considered within the right-of-use assets and lease liability when it is reasonably certain that the Group will exercise that option.

Lease expense for lease payments is recognized on a straight-line basis over the lease term.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

2.	Summary of significant accounting policies (continued)

Concentration risks

Financial instruments, that potentially subject the Group to concentrations of credit risk, consist primarily of cash and cash equivalents. The Group invests its excess cash in low-risk, highly liquid money market funds and certificates of deposit with major financial institutions.

Prior to October 1, 2023, the Group regularly reviewed the creditworthiness of its customers, and established an allowance for credit losses primarily based upon factors surrounding the credit risk of specific customers, including creditworthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Receivables and other financial assets balances were written off after all collection efforts have been exhausted.

The Group has adopted Accounting Standard Update (ASU) 2016-13, Financial Instruments-Credit Losses (codified as Accounting Standard Codification Topic 326), since October 1, 2023, which requires measurement and recognition of current expected credit losses for financial instruments held at amortized cost.

The Group’s deposit and other receivables and amount due from shareholders are within the scope of ASC Topic 326.

To estimate expected credit losses, the Group has identified the relevant risk characteristics of its customers and these receivables are assessed on an individual basis for customers with low risk, medium risk, high risk and default. For each pool, the Group consider historical settlement pattern, past default experience of the debtor, overall economic environment in which the debtors operate, and also the assessment of both current and future development of environment as of the date when this report issued. Other key factors that influence the expected credit loss analysis include payment terms offered in the normal course of business to customers, and industry specific factors that could impact the Group’s receivables. Additionally, external data and macroeconomic factors are also considered.

As of September 30, 2024, deposit and other receivables of $5,781 and amount due from shareholders of $14,741 were within one year and were classified as balances with low risk.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

2.	Summary of significant accounting policies (continued)

Concentration risks (continued)

Movement of the allowance for credit losses for deposit and other receivables is as follows:

	As of September 30, 2024	As of September 30, 2023
	US$	US$

Balance at beginning of the year	—	—
Current year addition	116	—
Balance at end of the year	116	—

Movement of the allowance for credit losses for amount due from shareholders is as follows:

	As of September 30, 2024	As of September 30, 2023
	US$	US$

Balance at beginning of the year	—	—
Current year addition	295	—
Balance at end of the year	295	—

The carrying amounts of deposit and other receivables and amount due from shareholders are reduced by an allowance to reflect the expected credit losses.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

2.	Summary of significant accounting policies (continued)

Subscription receivable

As of September 30, 2023, subscriptions receivable represented the commitment from an investor to purchase capital stock of the Group. Since the shares had already been issued, and the amount was not yet received by the Group, this item was recorded as subscriptions receivable on the equity section of the Group’s balance sheet as of September 30, 2023. The amount was received by the Group during the year ended September 30, 2024. As of September 30, 2024, the subscriptions receivable was nil.

Loss per share

Basic loss per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. There was no dilutive effect for the year ended September 30, 2024 and the period from Establishment Date (June 1, 2023) to September 30, 2023.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU 2019-10 and ASU 2019- 11 to provide additional guidance on the credit losses standard. On October 1, 2023, the Group adopted ASU 2016-13 and there was no cumulative effect of adoption. The adoption did not impact the Group’s previously reported consolidated financial statements nor did it result in a cumulative effect adjustment to retained earnings as of October 1, 2023.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

2.	Summary of significant accounting policies (continued)

Recently issued accounting standards

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM.  All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023, with early adoption permitted. The Group is currently evaluating the impact of adopting the standard and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations and cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Group is currently evaluating the impact of adopting the standard and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations and cash flows.

3.	Deposit and other receivables, net

	As of September 30, 2024	As of September 30, 2023
	US$	US$

Rental deposit	5,475	—
Others	306	—
Less: allowance for credit losses	(116)	—
Total deposit and other receivables, net	5,665	—

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

4.	Accrued expenses and other payables

	As of September 30, 2024	As of September 30, 2023
	US$	US$

Accrued professional expenses	179,961	25,000
Accrued salary expenses	111,932	7,500
Other payables and accrued expenses	9,703	574
Total accrued expenses and other payables	301,596	33,074

5.	Income taxes

No provision of income tax for the year ended September 30, 2024 and the period from Establishment Date (June 1, 2023) to September 30, 2023.

The Group is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Group’s tax years remain open for examination by all tax authorities since inception, remain open to adjustment by the U.S. and state authorities.

6.	Leases

The Group leases office spaces under non-cancelable operating lease agreements, which expire in June 2025 and the future lease payment under operating leases as of September 30, 2024 was as follows:

2025
US$
Within 1 year	41,581

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

6.	Leases (continued)

Operating lease costs for the year ended September 30, 2024 and the period from Establishment Date (June 1, 2023) to September 30,2023, were nil, which excluded cost of short-term contracts. Rental expenses related to a short-term lease contract for the year ended September 30, 2024 and the period from Establishment Date (June 1, 2023) to September 30,2023, were $63,395 and $11,955, respectively.

7.	Equity

As of September 30, 2024 and 2023, the Company had 21,000,000 shares of all classes of capital stock, each with a par value of $0.0001 per share, authorized and available to issue for purposes of capital financing, consisting of (a)19,000,000 shares of class A common stock, (b) 1,000,000 shares of class B common stock, (c)1,000,000 shares of preferred stock.

On June 6, 2023, a shareholder had subscribed 100 shares of the Class B common stock of the Company, at a price of US$0.01 per share, an aggregate of US$1. As of September 30, 2023, the amount was recorded as a subscription receivable, which was received subsequent during the year ended September 30, 2024.

On September 29, 2023, shareholders had subscribed for a total of an additional 999,900 shares of the Class B common stock of the Company, at a price of US$0.01 per share, an aggregate of US$9,999. As of September 30, 2023, the amount was recorded as a subscription receivable, which was received subsequent during the year ended September 30, 2024.

As of September 30, 2024 and 2023, the Company had 1,000,000 issued and outstanding shares of common stock with total value of US$100 which was presented in the Group’s consolidated balance sheets. During the year ended September 30, 2024 and the period from Establishment Date (June 1, 2023) to September 30, 2023, no preferred stock was issued and no common stock and preferred stock were converted.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

8.	Related party transactions

On July 1, 2023, the Group and BEYEBE AI Technology Inc (“BEYEBE”), a related party under same shareholder, Weihong Du’s control of the Group, signed an agreement providing that BEYEBE was going to pay all operating expenses for the Group until the end of the agreement when the Group will reimburse all payments made on behalf of the Group in a lump sum to BEYEBE. On December 31, 2023, the Group signed a loan agreement with BEYEBE for a 3 year credit loan of up to an aggregate principal amount not exceeding $1,000,000 at an interest rate of 7.5% per annum.

As of September 30, 2024, the outstanding balance under this loan agreement was US$214,748, with interest payable to BEYEBE of US$14,281.

During the year ended September 30, 2024, the Group had entered into a License and Supply Agreement (“License Agreement”) with Shenzhen Beyebe Internet Technology Co. Limited (“SZ BEYEBE”), a related party under same shareholder, Weihong Du’s control of the Group. Pursuant to the terms of the License Agreement, the Group granted to SZ BEYEBE the right to use and grant others a sublicense to use the Group’s Licensed Intellectual Property, as such term is defined in the License Agreement, and to use and sell the Group’s Licensed Products, as defined in the License Agreement, within mainland China, at a consideration of (i) a fixed license fee of US$300,000 for the first year and (ii) a royalty equal to 15% of the revenue generated by SZ BEYEBE from the distribution of the Licensed Products and Licensed Intellectual Property. The fixed license fee for each year thereafter will be such amount as is agreed upon by the parties. The License Agreement has a term which expires on December 31, 2040.

During the year ended September 30, 2024, the rights to the Group’s intellectual properties had not yet been transferred to SZ BEYEBE, and thus there was no fixed fee license revenue and royalty revenue arising from the License Agreement.

Weihong Du, one of the shareholders of the Group, entered into an employment contract with the Company. Pursuant to the employment contract date July 1, 2023, Mr. Du is entitled to an annual salary of US$60,000 for being the Chief Executive Officer of the Company.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

8.	Related party transactions (continued)

Li’ou Xie, one of the shareholders of the Group, entered into a labor contract with the Group’s wholly-owned subsidiary, SGTCL, on January 1, 2024. Pursuant to the terms of the labor contract, Mr. Xie serves as the financial manager for a term of three years, concluding on December 31, 2026, at a monthly salary and bonus of RMB52,200 (approximately US$7,357).

The related party transactions of the Group are as follows:

	For the year ended September 30, 2024	For the period from Establishment Date (June 1, 2023) to September 30, 2023
	US$	US$
BEYEBE AI Technology Inc. (“BEYEBE”)
- Rental expense	3,985	11,955
- Interest expense	14,281	-

Shenzhen Beyebe Internet Technology Co. Limited (“SZ BEYEBE”)
- Rental expense	12,844	—

Weihong Du
- Payroll expense	60,000	7,500

Li’ou Xie
- Payroll expense	67,108	—

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

8.	Related party transactions (continued)

The balances with the related parties are as follows:

	As of September 30, 2024	As of September 30, 2023
	US$	US$
Weihong Du	13,836	—
Li’ou Xie	905	—
Less: allowance for credit losses	(295)	—
Total amount due from shareholders, net	14,446	—

BEYEBE	456,762	116,347
SZ BEYEBE	405,110	—
Total amount due to related parties	861,872	116,347

9.	Subsequent events

The Group evaluated subsequent events from September 30, 2024, the date of these consolidated financial statements, through December 27, 2024, which represents the date the consolidated financial statements are issued, for events requiring recording or disclosure in the consolidated financial statements for the year ended September 30, 2024. The Group concluded that no other events have occurred that would require recognition or disclosure in the consolidated financial statements, except the events described below.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2024 and the period from Establishment

Date (June 1, 2023) to September 30, 2023

9.	Subsequent events (continued)

Stock split

On October 8, 2024, the shareholders and Board of Directors of the Company approved a 20 for 1 forward stock split (the “Stock Split”) of the Company’s authorized, issued and outstanding shares of common stock, par value $0.0001. Each pre-split share of common stock outstanding was automatically converted into 20 new shares of common stock. In addition, 600,000 shares of post-split Class B Common Stock were converted into Class A Common Stock, and the outstanding Class A and Class B Common Stock after the Stock Split and conversion were 600,000 shares and 19,400,000 shares, respectively.

Increase in authorized stock

In October 2024, the Company had filed a Certificate of Amendment with the Office of the Secretary of State of Delaware to effective an increase in the Company’s authorized shares of capital stock to 101,000,000 shares each with a par value of $0.0001 per share, consisting of 80,000,000 shares of Class A Common Stock, 20,000,000 shares of Class B Common Stock and 1,000,000 shares of preferred stock.