Form 10-Q
period 2024-12-31
Transit Pro Tech Inc.
filed 2025-02-14
CIK 2016167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-56650

TRANSIT PRO TECH INC.

(Exact name of registrant as specified in its charter)

Delaware	93-1692034
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 N. Barranca Street, Suite 460
Covina, California 91791
(Address of principal executive offices)

626 332-5398
(Issuer’s telephone number)

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock, $0.001 Par Value	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of February 12, 2025, there were 20,000,000 shares of the registrant’s common stock outstanding.

TRANSIT PRO TECH INC.
FORM 10-Q
December 31, 2024
INDEX

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking statements include, among other things, statements relating to:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	our expectations regarding demand for, and market acceptance of, our products;

●	our expectations regarding keeping and strengthening our relationships with merchants, manufacturers and end-users; and

●	general economic and business conditions in the regions where we provide our services.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

FORWARD STOCK SPLIT

Effective October 10, 2024, we completed a 20 for 1 forward stock split (the “Stock Split”) of our authorized, issued and outstanding shares of common stock, par value $0.0001. Each pre-split share of common stock outstanding was automatically converted into 20 new shares of common stock. As a result, 1,000,000 shares of pre-split Common Stock were converted into 20,000,000 shares of post-split Common Stock. Except as otherwise indicated, all share and per share numbers contained herein have been adjusted to give effect to the forward stock split.

3

PART I

FINANCIAL INFORMATION

Unaudited Condensed Consolidated Financial Statements as of December 31, 2024 and September 30, 2024, and for the three months ended December 31, 2024 and 2023

Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Comprehensive Loss	4

Unaudited Condensed Consolidated Statements of Shareholders’ Deficit	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to Unaudited Condensed Consolidated Financial Statements	7 - 22

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2024	As of September 30, 2024
	US$ (Unaudited)	US$

ASSETS
Current assets
Cash and cash equivalents	4,444	16,507
Deposit and other receivables, net	5,359	5,665
Amount due from shareholders, net	34	14,446
Total current assets	9,837	36,618
Total assets	9,837	36,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	414,233	301,596
Amount due to a shareholder	2,126	—
Amount due to related parties	805,928	861,872
Total current liabilities	1,222,287	1,163,468
Total liabilities	1,222,287	1,163,468

Shareholders’ deficit
Common stock- $0.0001 par value, 100,000,000 authorized shares, 20,000,000 issued and outstanding shares on December 31, 2024 and $0.0001 par value, 20,000,000 authorized shares, 1,000,000 issued and outstanding shares on September 30, 2024	2,000	100
Additional paid-in capital	8,000	9,900
Accumulated other comprehensive income	9,277	—
Accumulated deficit	(1,231,727)	(1,136,850)
Total shareholders’ deficit	(1,212,450)	(1,126,850)
Total liabilities and shareholders’ deficit	9,837	36,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the three months ended December 31,
	2024	2023
	US$ (Unaudited)	US$ (Unaudited)

Revenue from related party	105,296	—
Cost of revenue	(10,903)	—

Gross profit	94,393	—
General and administrative expenses	(150,831)	(106,946)
Research and development expenses	(25,643)	—

Operating losses	(82,081)	(106,946)
Other expense	(8,630)	—
Interest expense	(4,166)	—

Loss before income taxes	(94,877)	(106,946)
Income taxes expense	—	—
Net losses	(94,877)	(106,946)

Other comprehensive income
Foreign currency translation adjustment	9,277	—
Total comprehensive loss	(85,600)	(106,946)

Loss per share
– Basic and diluted	0.01	0.11

Weighted average number of ordinary shares outstanding
– Basic and diluted	18,554,348	1,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common stock	Paid in capital	Subscription receivable	Accumulated deficit	Accumulated other comprehensive income	Total
	US$	US$	US$	US$	US$	US$
As of September 30, 2024	100	9,900	—	(1,136,850)	—	(1,126,850)
Stock split	1,900	(1,900)	—	—	—	—
Net losses for the period	—	—	—	(94,877)	—	(94,877)
Foreign currency translation adjustment	—	—	—	—	9,277	9,277
As of December 31, 2024	2,000	8,000	—	(1,231,727)	9,277	(1,212,450)

As of September 30, 2023	100	9,900	(10,000)	(141,580)	—	(141,580)
Net losses for the period	—	—	—	(106,946)	—	(106,946)
As of December 31, 2023	100	9,900	(10,000)	(248,526)	—	(248,526)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended December 31,
	2024	2023
	US$ (Unaudited)	US$ (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Loss before income taxes	(94,877)	(106,946)
Interest expense	4,166	—
Reversal of allowance for credit losses	(295)	—

Changes in operating assets and liabilities:
Decrease/(increase) in deposit and other receivables	601	(5,475)
Decrease in amount due from shareholders	16,538	—
Increase in accrued expenses and other payables	112,637	3,877
Net cash from/(used in) operating activities	38,770	(108,544)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease)/increase in amount due to related parties	(60,110)	204,905
Net cash (used in)/provided by financing activities	(60,110)	204,905

Effect of foreign currency translation	9,277	—

Net (decrease)/increase in cash and cash equivalents	(12,063)	96,361
Cash and cash equivalents, beginning of period	16,507	7,841
Cash and cash equivalents, end of period	4,444	104,202

Supplemental disclosures of cash flow information:
Tax paid	—	—
Interest paid	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

1.	Organization

Transit Pro Tech Inc (the “Company”), was incorporated in the State of Delaware on June 1, 2023. On July 24, 2023, the Company had established a wholly-owned subsidiary, Transit Pro Tech. Limited (the “TPTL”), a limited liability company registered in Hong Kong. On December 7, 2023, the TPTL had established a wholly-owned subsidiary, Shenzhen Guantu Technology Co., Limited (the “SGTCL”) in Shenzhen, the People’s Republic of China.

The Company and its subsidiaries (collectively referred to the “Group”) are engaged in selling hardware and software of Intelligent Driver Management System (“IDMS”), Intelligent Rail Flaw Detection System (“IRFDS”), Intelligent Tunnel Inspection System (“ITIS”) and Intelligent Overhead Contact System (“IOCS”) Analysis System.

The Group is located in United States and Hong Kong and headquartered in West Covina, California. The Group’s revenues are derived primarily from operations in the United States.

The Group is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful of continuous development of products, the need for additional capital (or financing) to fund operating losses (see below), competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology.

The Group incurred net losses, and utilized cash in operations since inception, has an accumulated deficit as of December 31, 2024, of $1,231,727, as well as expects to incur future additional losses. The Group’s cash level as of December 31, 2024 was $4,444, which was not adequate for operations in the 2024 fiscal year and financing was needed.

These factors raise substantial doubt about the Group’s ability to continue as a going concern for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

1. Organization (continued)

Management’s plan to alleviate the substantial doubt about the Group’s ability to continue as a going concern include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis. The management plan cannot alleviate the substantial doubt of the Group’s ability to continue as a going concern. There can be no assurance that the Group will be successful in achieving its strategic plans, that the Group’s future capital raises will be sufficient to support its ongoing operations. If the Group is unable to raise sufficient financing or events or circumstances occur such that the Group does not meet its strategic plans, the Group’s related party would provide financial supports to the Group to fund operations and meet its obligations as they come due within one year from the date these unaudited condensed consolidated financial statements are issued.

If the Group does not achieve revenue anticipated in its current operating plan, management has the ability and commitment to reduce operating expenses or raise more capital or debt as necessary. The Group’s long-term success is dependent upon its ability to successfully raise additional capital, market its existing services, increase revenues, and, ultimately, to achieve profitable operations.

The Group’s unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

2. Summary of significant accounting policies

The significant accounting policies followed by the Group are:

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements are stated in U.S. dollars.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

2. Summary of significant accounting policies (continued)

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiary, for which, the Company is the primary beneficiary. All significant inter-company transactions and balances between the Company and its subsidiary are eliminated upon consolidation. Result of its subsidiary are Unaudited Condensed consolidated from the date on which control is transferred to the Company.

As of December 31, 2024, the detail of the Company’s subsidiaries are as follows:

	Place of incorporation	Ownership percentage
Transit Pro Tech. Limited (the “TPTL”)	Hong Kong	100%
Shenzhen Guantu Technology Co., Limited (the “SGTCL”)	People’s Republic of China	100%

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Group considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2024 and 2023, cash consists primarily of checking and savings deposits. The Group’s cash balances may exceed those that are federally insured. To the issuance date of such unaudited condensed consolidated financial statements, the Group has not recognized any losses caused by uninsured balances.

Restricted Cash

The Group classifies all cash whose use is limited by contractual provisions as restricted cash. As of December 31, 2024 and 2023, the Group had no restricted cash.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

2. Summary of significant accounting policies (continued)

Revenue recognition

The Group adopted ASC 606 since June 1, 2023, the date incorporation. The Group’s revenue is primarily derived from license agreements. The adoption of ASC 606 affected the Group’s revenue recognition model for both fixed fee license revenue and royalty revenue presented in the Groups’ s unaudited condensed consolidated statements of operations.

Fixed fee license revenue

In applying ASC 606, the Group is required to recognize revenue from a fixed fee license agreement when it has satisfied its performance obligations, which typically occurs upon the transfer of rights to the Group’s intellectual properties upon the execution of the license agreement. As a result of the adoption of ASC 606, the Group recognizes the license revenue on a straight-line basis over the contract terms.

Royalty revenue

ASC 606 requires an entity to record the royalty revenue in the same period in which the licensee’s underlying sales occur. As the Group generally does not receive the licensee royalty reports for sales during a given time frame that allows the Group to adequately review the reports and include the actual amounts in its results, the Group accrues the related revenue based on estimates of its licensees’ underlying sales, subject to certain constraints on its ability to estimate such amounts. As a result of accruing royalty revenue based on such estimates, adjustments will be required at the end of each year to true up revenue to the actual amounts reported by its licensees.

	For the three months ended December 31,
	2024	2023
	US$	US$
	(Unaudited)	(Unaudited)

Fixed fee license revenue	70,500	—
Royalty revenue	34,796	—
Total revenue from related party	105,296	—

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

2. Summary of significant accounting policies (continued)

Revenue recognition (continued)

	For the three months ended December 31,
	2024	2023
	US$	US$
	(Unaudited)	(Unaudited)
Timing of Revenue Recognition
At a point in time	34,796	—
Over time	70,500	—
	105,296	—

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the unaudited condensed consolidated financial statements. Deferred tax assets and liabilities are included in the unaudited condensed consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB ASC 740. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Group is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

2. Summary of significant accounting policies (continued)

Income taxes (continued)

In accordance with ASC 740, Income Taxes, the Group is required to evaluate whether its tax positions taken or expected to be taken are more likely than not to be sustained upon examination by the taxing authority. As of December 31, 2024 and 2023, the management of the Group have determined that no provision for income taxes is required for the Group’s Unaudited Condensed consolidated financial statements based on review of the Group’s tax positions for all open years. The Group does not expect that its assessment regarding unrecognized tax benefits will materially change over the next 12 months. However, the Group’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, compliance with U.S. federal, U.S. state and foreign tax laws, and changes in the administrative practices and precedents of the relevant taxing authorities.

The Group recognize interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. During the three months ended December 31, 2024 and 2023, no interest or penalties related to unrecognized tax benefits was recognized. As of December 31, 2024 and 2023, the Group has no accrued interest or penalties.

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

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

2. Summary of significant accounting policies (continued)

Leases (continued)

ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As all of the Group’s leases do not provide an implicit rate, the Group uses elects the risk-free interest rate (US Treasury bill) with similar terms as the discount rate for the lease. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The Group’s lease terms may include options to extend or terminate the lease. Renewal options are considered within the right-of-use assets and lease liability when it is reasonably certain that the Group will exercise that option.

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

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

2. Summary of significant accounting policies (continued)

Concentration risks (continued)

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

As of December 31, 2024, deposit and other receivables of $5,475 and amount due from shareholders of $34 were within one year and were classified as balances with low risk.

Movement of the allowance for credit losses for deposit and other receivables is as follows:

	As of December 31, 2024	As of September 30, 2024
	US$	US$
	(Unaudited)

Balance at beginning of the year	116	—
Current year addition	—	116
Balance at end of the year	116	116

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

2. Summary of significant accounting policies (continued)

Concentration risks (continued)

Movement of the allowance for credit losses for amount due from shareholders is as follows:

	As of September 30, 2024	As of September 30, 2023
	US$	US$

Balance at beginning of the year	295	—
Current year addition	(295)	295
Balance at end of the year	—	295

The carrying amounts of deposit and other receivables and amount due from shareholders are reduced by an allowance to reflect the expected credit losses.

Subscription receivable

As of December 31, 2023 and September 30, 2023, subscriptions receivable represented the commitment from an investor to purchase capital stock of the Group. Since the shares have already been issued, and the amount was not yet received by the Group, this item was recorded as subscriptions receivable on the equity section of the Group’s balance sheet as of December 31, 2023 and September 30, 2023.

Loss per share

Basic loss per share is computed by dividing net income attributable to holders of ordinary shares by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. There was no dilutive effect for the periods ended December 31, 2024 and 2023.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

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

3. Deposit and other receivables, net

	As of December 31, 2024	As of September 30, 2024
	US$	US$
	(Unaudited)
Rental deposit	5,475	5,475
Others	—	306
Less: allowance for credit losses	(116)	(116)
Total deposit and other receivables, net	5,359	5,665

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

4. Accrued expenses and other payables

	As of December 31, 2024	As of September 30, 2024
	US$ (Unaudited)	US$

Accrued professional expenses	230,749	179,961
Accrued salary expenses	142,602	111,932
Advance payments received for subscriptions	36,000	—
Other payables and accrued expenses	4,882	9,703
Total accrued expenses and other payables	414,233	301,596

5. Income taxes

No provision of income tax for the three months ended December 31, 2024 and 2023.

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

6. Leases

The Group leases office space under non-cancelable operating lease agreements, which expires in 2025 and the future lease payment under operating leases as of December 31, 2024 was as follows:

2024
US$ (Unaudited)

Within 1 year	41,560

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

6. Leases (continued)

Operating lease costs for the three months ended December 31, 2024 and 2023 were nil, which excluded cost of short-term contracts. Rental expenses related to a short-term lease contract for the three months ended December 31, 2024 and 2023 were $16,606 and $11,955, respectively.

7. Equity

As of December 31, 2024, the Company had 101,000,000 (September 30,2024: 21,000,000) shares of all classes of capital stock, each with a par value of $0.0001 per share, authorized and available to issue for purposes of capital financing, consisting of (a) 80,000,000 (September 30,2024: 19,000,000) shares of class A common stock, (b) 20,000,000 (September 30,2024: 1,000,000) shares of class B common stock, and (c)1,000,000 (September 30,2024: 1,000,000) shares of preferred stock.

On June 6, 2023, a shareholder had subscribed for 100 shares of the Class B common stock of the Company, at a price of US$0.01 per share, an aggregate of US$1. The amount was received after the three months ended December 31, 2023, and was recorded as a subscription receivable as of December 31, 2023.

On September 29, 2023, shareholders had subscribed for a total of 999,900 shares of the Class B common stock of the Company, at a price of US$0.01 per share, an aggregate of US$9,999. The amount was received subsequent to the three months ended December 31, 2023, and was recorded as a subscription receivable as of December 31, 2023.

On October 8, 2024, the shareholders and Board of Directors of the Company approved a 20 for 1 forward stock split (the “Stock Split”) of the Company’s authorized, issued and outstanding shares of common stock, par value $0.0001. Each pre-split share of common stock outstanding was automatically converted into 20 new shares of common stock. The outstanding Class A and Class B Common Stock after the Stock Split were 600,000 shares and 19,400,000 shares, respectively.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

7. Equity (continued)

In October 2024, the Company filed a Certificate of Amendment with the Office of the Secretary of State of Delaware to effective an increase in the Company’s authorized shares of capital stock to 101,000,000 shares each with a par value of $0.0001 per share, consisting of 80,000,000 shares of Class A Common Stock, 20,000,000 shares of Class B Common Stock and 1,000,000 shares of preferred stock.

As of December 31, 2024, the Company had 20,000,000 (September 30,2024: 1,000,000) issued and outstanding shares of common stock with total value of US$2,000 (September 30,2024: US$100) which was presented in the Group’s consolidated balance sheets. During the three months ended December 31, 2024 and 2023, no preferred stock was issued and outstanding.

8. Related party transactions

On July 1, 2023, the Group and BEYEBE AI Technology Inc (“BEYEBE”), a related party under same controlling shareholder and director, Weihong Du, signed an agreement to the effect that BEYEBE was going to pay all operating expenses for the Group until the end of the agreement when the Group will reimburse all payments made on behalf of the Group in a lump sum to BEYEBE. On December 31, 2023, the Group signed a loan agreement with BEYEBE for a 3 year credit loan of an aggregate principal amount not exceeding $1,000,000 at an interest rate of 7.5% per annum.

As of December 31, 2024 and September 30, 2024, the outstanding balance under this loan agreement was US$224,257 and US$214,748, with interest payable to BEYEBE of US$18,447 and US$14,281, respectively.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

8. Related party transactions (continued)

In January, 2024, the Group entered into a License Agreement (“License Agreement”) with Shenzhen Beyebe Internet Technology Co. Limited (“SZ BEYEBE”), a related party under the control of Weihong Du. Pursuant to the terms of License Agreement , the Group granted to SZ BEYEBE the right to use and grant others a sublicense to use the Group’s Licensed Intellectual Property, as such term is defined in the License Agreement, and to use and sell the Group’s Licensed Products, as defined in the License Agreement, within mainland China, at a consideration of (i) a fixed license fee of US$300,000 for the first year and (ii) a royalty equal to 15% of the revenue generated by SZ BEYEBE from the distribution of the Licensed Products and Licensed Intellectual Property. The fixed license fee for each year thereafter will be such amount as is agreed upon by the parties. The License Agreement has a term which expires on December 31, 2040.

During the three months ended December 31, 2024, there were fixed fee license revenue of US$70,500 (2023: Nil) and royalty revenue of US$34,796 (2023: Nil) arising from the License Agreement.

Weihong Du, one of the shareholders of the Group, entered into an employment contract with the Company. Pursuant to the employment contract date July 1, 2023, Mr. Du is entitled for an annual salary of US$60,000 for being the Chief Executive Officer of the Company.

Li’ou Xie, one of the shareholders of the Group, entered into a labor contract with the Group’s wholly-owned subsidiary, SGTCL, on January 1, 2024. Pursuant to the terms of the labor contract, Mr. Xie serves as the financial manager for a term of three years, concluding on December 31, 2026, at a monthly salary and bonus of RMB52,200 (approximately US$7,357).

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

8. Related party transactions (continued)

The related party transactions of the Group are as follows.

	For the three months ended December 31,
	2024	2023
	US$ (Unaudited)	US$ (Unaudited)
BEYEBE AI Technology Inc. (“BEYEBE”)
- Rental expense	—	3,985
- Interest expense	4,166	—

Shenzhen Beyebe Internet Technology Co. Limited (“SZ BEYEBE”)
- Fixed fee license revenue	70,500	—
- Royalty revenue	34,796	—
- Rental expense	4,173	—

Weihong Du
- Payroll expense	7,500	7,500

Li’ou Xie
- Payroll expense	21,831	—

The balances with the related parties are as follows:

	As of December 31, 2024	As of September 30, 2024
	US$ (Unaudited)	US$
Amount due to a shareholder:
Li’ou Xie	2,126	—
Total amount due to a shareholder	2,126	—

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2024 and 2023

8. Related party transactions (continued)

	As of December 31, 2024	As of September 30, 2024
	US$ (Unaudited)	US$
Amount due to related parties:
BEYEBE	470,437	456,762
SZ BEYEBE*	335,491	405,110
Total amount due to related parties	805,928	861,872

Amount due from shareholders:
Weihong Du	34	13,836
Li’ou Xie	—	905
Less: allowance for credit losses	—	(295)
Total amount due from shareholders, net	34	14,446

*	As of December 31, 2024, accounts receivables of US$72,700 (September 30, 2024: Nil) was netted off against the balance of amount due to SZ BEYEBE.

9. Subsequent events

The Group evaluated subsequent events from December 31, 2024, the date of these Unaudited Condensed consolidated financial statements, through February 14, 2025, which represents the date the Unaudited Condensed consolidated financial statements are issued, for events requiring recording or disclosure in the unaudited condensed consolidated financial statements for the three months ended December 31, 2024. The Group concluded that no other events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended September 30, 2024 (the “2024 Form 10-K”).

This discussion contains forward-looking statements that involve risks and uncertainties. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to risks, uncertainties and factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. You should specifically consider the various risk factors identified in this report and our 2023 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We were organized in Delaware in June 2023 to engage in the business of developing, marketing and distributing leading edge software for the detection of faults and other defects in railroad tracks; the inspection of tunnel walls for stability and providing ancillary monitoring systems related to the safe operation of railroads and vehicles generally. Mr. Weihong Du, our principal stockholder, chairman and president, has engaged in the development of software to assist in the detection of faults and other defects in railroad tracks in China for more than 5 years.

Our Corporate Structure

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

Our founding shareholders, own all of the outstanding shares of Shenzhen Beyebe Internet Technology Co. Limited (“Beyebe”) in the same proportions as their interests in Transit Pro Delaware and Mr. Weihong Du, our Chairman and Chief Executive Officer, is Beyebe’s executive director and general manager. Beyebe is engaged in developing and marketing computer compliance software and hardware in the PRC. Beyebe is the owner of all of the outstanding equity of Beyebe AI Technology Inc. (“Beyebe AI”), a corporation formed under the laws of the state of California headquartered in Los Angeles.

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

The following charts show our corporate structure, including the relationships resulting from the Loan Agreement with Beyebe AI and the License Agreement with Beyebe:

Although Mr. Du had business success in mainland China, he formed our Company for the purpose of engaging in business outside of mainland China. He believes that that the opportunities afforded by competitive market economies outside of mainland China exceed the long-term opportunities of doing business in communist China. Since formation, we have organized a subsidiary in Hong Kong, TP Hong Kong, which in turn organized a wholly-owned subsidiary in the People’s Republic of China, SGTCL, hired employees and consultants, including individuals based in China engaged in the development of our software, filed patent applications and provisional patent applications in the United States, one related to railway fault detection analysis and the other relating to the monitoring of subway engineers to increase driver safety, participated in academic conferences, marketing events and exhibitions in the United States and met with various prospective users of our products. While it is our goal to grow primarily by hiring individuals in the United States, we chose initially to engage software engineers in China with whom members of our management are familiar to initiate development of our products. We will continually assess the benefits and possible detriments of relying upon individuals outside of the United States, in particular within China, in an effort to maximize our returns.

We do not intend to devote significant monetary resources or time of our personnel to marketing our products in China. Nevertheless, to enable us to benefit from the market in China for our products, we entered into a License Agreement with Shenzhen Beyebe Internet Technology Co. Limited (“Beyebe”) wherein we granted Beyebe the right to market and distribute in mainland China products incorporating our technologies.

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

Results of Operations

Results of Operations for the three months ended December 31, 2024

Revenues: During the three months ended December 31, 2024, we generated revenues of $105,295, consisting of fixed licensing fees of $70,500, representing a portion of the annual $300,000 fee due pursuant to the Licensing Agreement between the Company and Beyebe, and royalty revenue of $34,796 paid by Beyebe in respect of products distributed by Beyebe incorporating the Company’s technologies.

Gross Profit: Gross profit for the three months ended December 31, 2024 was $94,393 as the cost of revenue was $10,903, consisting primarily of promotional and entertainment expenses.

General and Administrative Expenses: General and administrative expenses were $150,831 in the three months ended December 31, 2024, representing an increase of approximately $44,000 from the comparable period of the prior year. The principal components of general and administrative expenses consisted of accrued salaries of $45,573, professional fees of $78,066 relating to our status as a reporting company and patent filings, and other expenses of $27,192 related to daily operations. It is expected that general and administrative expenses will continue to increase as we increase our marketing efforts.

Research and Development: We incurred research and development expenses of $25,463 in the three months ended December 31, 2024, primarily staff salary and compensation. No comparable expenses were incurred in the comparable period of the prior year.

Interest Expense: Interest expense was $4,166 during the three months ended December 31, 2024, all of which was incurred in respect of amounts borrowed from Beyebe AI. We incurred no interest expense in the comparable period of the prior year.

Other expense: We incurred $8,630 of other expenses during the three months ended December 31, 2024, consisting of foreign exchange losses.

Net Loss: Net loss for the three months ended December 31, 2024 was $94,877, compared to a net loss of $106,946 for the three months ended December 31, 2023. Our net loss reflects expenses incurred seeking to market our products and the absence of significant revenues.

Liquidity and Capital Resources

Upon our formation, we received subscriptions for our shares in the aggregate amount of $10,000 to defray our initial expenses. Our operating expenses to date principally have been paid with monies borrowed from Beyebe AI, a subsidiary of Beyebe controlled by Mr. Du, the accrual of expenses due to related parties and, more recently, licensing fees and royalties received pursuant to the Licensing Agreement with Beyebe. On December 31, 2023 (the “Execution Date”), we entered into a Loan Agreement with Beyebe AI wherein it agreed to lend us up to $1,000,000 during the period commencing on the Execution Date of the Loan Agreement and ending on the third anniversary thereof. All amounts borrowed will bear interest at the rate of 7.50% per annum and are payable in full on the third anniversary of the Execution Date. All amounts borrowed and interest accrued thereon are to be repaid on each anniversary of the Execution Date of the Loan Agreement and may immediately be reborrowed up to the $1,000,000 limit. Any amount not paid on its due date will bear additional interest at the rate of 0.1% per day. The principal amount due Beyebe AI as of December 31, 2024, was $224,257 a slight increase from the $214,748 due as of September 30, 2024. Accrued interest was $18,447 and $14,281 as of December 31, 2024 and September 30, 2024, respectively.

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

As of December 31, 2024, we had cash and equivalents of $4,444, reflecting amounts previously borrowed from Beyebe AI and not yet applied to operating expenses, and deposits and other receivables of $5,359 and amounts due from shareholders of $34. As of such date, our total liabilities were $1,222,287, all of which were current liabilities and of which $470,437 was due to Beyebe AI and $335,491 was due to Beyebe. At December 31, 2024, we had a working capital deficit in excess of $1.2 million, reflecting the fact that during the period from June 1, 2023, to December 31, 2024, we had revenues of $105,296 and expenses in excess of $1.2 million. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations as described above.

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

Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended December 31, 2024.

Net cash provided by operating activities	$38,770
Net cash used in investing activities	$—
Net cash used in financing activities	$(60,110)

Cash provided by operating activities

Cash provided by operating activities was $38,770 for the three months ended December 31, 2024. The generation of cash by our operating activities reflects the revenues received from Beyebe pursuant to our license agreement and the increase in accrued expenses and other payables, partially offset by a decrease in deposits and other receivable s and amounts paid to shareholders. We are incurring expenses to develop our business operations and management organization in excess of the amounts being generated from operations and accruing amounts due to related parties to sustain our operations. It is likely that our expenses will increase over the immediate future as we continue to expand our operations.

Cash used in financing activities

Cash used in financing activities was $60,110 in the three months ended December 31, 2024. The net cash provided by financing activities consisted of advances from a related party for paying expenses of the Company. We will remain dependent upon advances from related parties to develop our business until such time as we are generating positive cash flow or can raise debt or equity from third parties.

Contractual Obligations

At December 31, 2024, our significant contractual obligations included $470,437 due to Beyebe AI and $335,491 due to Beyebe and accrued expenses and other payables of $414,233 due to third parties.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We have yet to generate revenues sufficient to maintain our operations, incurred a net loss of $94,877 for the three months ended December 31, 2024, have an accumulated deficit of $1,231,727 as of December 31, 2024, and expect to incur future additional losses. Our cash was $4,444 as of December 31, 2024, which is not adequate for the balance of our current fiscal year and additional financing is necessary to maintain our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors in particular, the speed at which we seek to develop our business, the number of software products we seek to develop and our ability to generate revenues. In all likelihood we will remain dependent upon the efforts of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we are generating positive cash flow. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management of our Company is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) at December 31, 2024 was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2024, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

We plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions at such time as such actions can be properly supported by the financial results of our operations. However, there is no assurance as to when we will undertake to hire the personnel and implement the procedures necessary to remediate the material weaknesses in our disclosure controls and procedures and the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal or administrative proceedings and are not aware of any claim which might lead to a material legal claim or proceeding being commenced us in the foreseeable future.

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended September 30, 2024 (the “2024 Form 10-K”), which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2024 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2024, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10 filed July 1, 2024).

3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Form 10 filed July 1, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSIT PRO TECH INC.

Dated: February 14, 2025	By:	/S/ Weihong Du
Weihong Du
Chief Executive Officer

