Form 10-Q
period 2025-03-31
Transit Pro Tech Inc.
filed 2025-05-15
CIK 2016167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-56650

TRANSIT PRO TECH INC.

(Exact name of registrant as specified in its charter)

Delaware	93-1692034
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 N. Barranca Street, Suite 460
West Covina, California 91791
(Address of principal executive offices)

626 332-5398
(Issuer’s telephone number)

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock, $0.0001 Par Value	N/A	N/A

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 11, 2025, there were 20,418,500 shares of the registrant’s common stock outstanding.

TRANSIT PRO TECH INC.
FORM 10-Q
March 31, 2025
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

FORWARD STOCK SPLIT

Effective October 10, 2024, we completed a 20 for 1 forward stock split (the “Stock Split”) of our authorized, issued and outstanding shares of common stock, par value $0.0001. Each pre-split share of common stock outstanding was automatically converted into 20 new shares of common stock. As a result, 1,000,000 shares of post-split Common Stock were converted into 20,000,000 shares of Common Stock. Except as otherwise indicated, all share and per share numbers contained herein have been adjusted to give effect to the forward stock split.

3

PART I

FINANCIAL INFORMATION

Unaudited Condensed Consolidated Financial Statements as of March 31, 2025, and for the three and six months ended March 31, 2025

Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations	4

Unaudited Condensed Consolidated Statements of Shareholders’ Deficit	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to Unaudited Condensed Consolidated Financial Statements	7 - 22

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2025

	As of March 31, 2025	As of September 30, 2024
	US$ (Unaudited)	US$

ASSETS
Current assets
Cash and cash equivalents	265,743	16,507
Deposit and other receivables, net	5,359	5,665
Amount due from shareholders, net	—	14,446
Total current assets	271,102	36,618
Total assets	271,102	36,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	401,261	301,596
Amount due to shareholders	21,590	—
Amount due to related parties	235,425	861,872
Total current liabilities	658,276	1,163,468
Total liabilities	658,276	1,163,468

Shareholders’ deficit
Common stock- $0.0001 par value, 100,000,000 authorized shares, 20,418,500 issued and outstanding shares on March 31, 2025 and $0.0001 par value, 20,000,000 authorized shares, 1,000,000 issued and outstanding shares on September 30, 2024	2,042	100
Additional paid-in capital	1,681,958	9,900
Subscription receivables	(726,826)	—
Accumulated other comprehensive income	8,724	—
Accumulated deficit	(1,353,072)	(1,136,850)
Total shareholders’ deficit	(387,174)	(1,126,850)
Total liabilities and shareholders’ deficit	271,102	36,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2025

	For the three months ended March 31,		For the six months ended March 31,
	2025	2024	2025	2024
	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)

Revenue from related party	70,500	—	175,796	—
Cost of revenue	(17,452)	—	(28,355)	—

Gross profit	53,048	—	147,441	—
General and administrative expenses	(131,902)	(169,300)	(282,733)	(276,246)
Research and development expenses	(46,201)	(89,177)	(71,844)	(89,177)

Operating losses	(125,055)	(258,477)	(207,136)	(365,423)
Other income/(expense)	646	1,461	(7,984)	1,461
Interest income/(expense)	3,064	(819)	(1,102)	(819)

Loss before income taxes	(121,345)	(257,835)	(216,222)	(364,781)
Income taxes expense	—	—	—	—
Net losses	(121,345)	(257,835)	(216,222)	(364,781)

Other comprehensive income
Foreign currency translation adjustment	(553)	—	8,724	—
Total comprehensive loss	(121,898)	(257,835)	(207,498)	(364,781)

Loss per share
– Basic and diluted	(0.01)	(0.26)	(0.01)	(0.36)

Weighted average number of ordinary shares outstanding
– Basic and diluted	20,032,192	1,000,000	19,285,327	1,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the three and six months ended March 31, 2025

	Common stock	Paid in capital	Subscription receivable	Accumulated deficit	Accumulated other comprehensive income	Total
	US$	US$	US$	US$	US$	US$
As of September 30, 2024	100	9,900	—	(1,136,850)	—	(1,126,850)
Stock split	1,900	(1,900)	—	—	—	—
Net losses for the period	—	—	—	(94,877)	—	(94,877)
Foreign currency translation adjustment	—	—	—	—	9,277	9,277
As of December 31, 2024	2,000	8,000	—	(1,231,727)	9,277	(1,212,450)
Issuance of common stock	42	1,673,958	(726,826)	—	—	947,174
Net losses for the period	—	—	—	(121,345)	—	(121,345)
Foreign currency translation adjustment	—	—	—	—	(553)	(553)
As of March 31, 2025	2,042	1,681,958	(726,826)	(1,353,072)	8,724	(387,174)

As of September 30, 2023	100	9,900	(10,000)	(141,580)	—	(141,580)
Net losses for the period	—	—	—	(106,946)	—	(106,946)
As of December 31, 2023	100	9,900	(10,000)	(248,526)	—	(248,526)
Proceeds from shareholders	—	—	10,000	—	—	10,000
Net losses for the period	—	—	—	(257,835)	—	(257,835)
As of March 31, 2024	100	9,900	—	(506,361)	—	(496,361)

The accompanying notes are an integral part of these Unaudited Condensed consolidated financial statements.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three and six months ended March 31, 2025

	For the six months ended March 31,
	2025	2024
	US$ (Unaudited)	US$ (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Loss before income taxes	(216,222)	(364,781)
Interest expense	1,102	819
Allowance for credit losses	(295)	—

Changes in operating assets and liabilities:
Decrease/(increase) in deposit and other receivables	601	(6,413)
Decrease in amount due from shareholders	14,446	—
Increase in accrued expenses and other payables	99,665	46,902
Net cash used in operating activities	(100,703)	(323,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders	947,174	10,000
Increase/(decrease) in amount due to shareholders	21,590	(12,700)
(Decrease)/increase in amount due to related parties	(627,549)	340,154
Net cash provided by financing activities	341,215	337,454

Effect of foreign currency translation	8,724	—

Net increase in cash and cash equivalents	249,236	13,981
Cash and cash equivalents, beginning of period	16,507	7,841
Cash and cash equivalents, end of period	265,743	21,822

Supplemental disclosures of cash flow information:
Tax paid	—	—
Interest paid	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2025

1.	Organization

Transit Pro Tech Inc (the “Company”), was incorporated in the State of Delaware on June 1, 2023. On July 24, 2023, the Company established a wholly-owned subsidiary, Transit Pro Tech. Limited (“TPTL”), a limited liability company registered in Hong Kong. On December 7, 2023, TPTL established a wholly-owned subsidiary, Shenzhen Guantu Technology Co., Limited (“SGTCL”) in Shenzhen, the People’s Republic of China.

The Company and its subsidiaries (collectively referred to the “Group”) are engaged in selling hardware and software of Intelligent Driver Management System (“IDMS”), Intelligent Rail Flaw Detection System (“IRFDS”), Intelligent Tunnel Inspection System (“ITIS”) and Intelligent Overhead Contact System (“IOCS”) Analysis System.

The Group is located in the United States, Hong Kong and Shenzhen and headquartered in West Covina, California. The Group’s revenues are derived primarily from operations in the United States.

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

The Group incurred net losses, and utilized cash in operations since inception, has an accumulated deficit as of March 31, 2025, of US$1,353,072, as well as expects to incur future additional losses. The Group’s cash level as of March 31, 2025 was US$265,743, which was not adequate for operations in the 2025 fiscal year and financing was needed.

These factors raise substantial doubt about the Group’s ability to continue as a going concern for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2025

1.	Organization (continued)

Management’s plan to alleviate the substantial doubt about the Group’s ability to continue as a going concern include attempting to improve its business profitability and its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis. The management plan cannot alleviate the substantial doubt of the Group’s ability to continue as a going concern. There can be no assurance that the Group will be successful in achieving its strategic plans, that the Group’s future capital raises will be sufficient to support its ongoing operations. If the Group is unable to raise sufficient financing or events or circumstances occur such that the Group does not meet its strategic plans, the Group’s related party would provide financial supports to the Group to fund operations and meet its obligations as they come due within one year from the date these unaudited condensed consolidated financial statements are issued.

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

For the three and six months ended March 31, 2025

2.	Summary of significant accounting policies (continued)

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries, for which, the Company is the primary beneficiary. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation. Results of a subsidiary are included in the unaudited condensed consolidated financial statements from the date on which control of the subsidiary was transferred to the Company.

As of March 31, 2025, the details of the Company’s subsidiaries are as follows:

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

Cash and cash equivalents

The Group considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of March 31, 2025 and 2024, cash consists primarily of checking and savings deposits. The Group’s cash balances may exceed those that are federally insured. To the issuance date of these unaudited condensed consolidated financial statements, the Group has not recognized any losses caused by uninsured balances.

Restricted Cash

The Group classifies all cash whose use is limited by contractual provisions as restricted cash. As of March 31, 2025 and 2024, the Group had no restricted cash.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2025

2.	Summary of significant accounting policies (continued)

Revenue recognition

The Group adopted ASC 606 since June 1, 2023, the date of incorporation of the Company. The Group’s revenue is primarily derived from license agreements. The adoption of ASC 606 affected the Group’s revenue recognition model for both fixed fee license revenue and royalty revenue presented in the Groups’ s unaudited condensed consolidated statements of operations.

Fixed fee license revenue

In applying ASC 606, the Group is required to recognize revenue from a fixed fee license agreement when it has satisfied its performance obligations, which typically occurs upon the transfer of rights to the Group’s intellectual properties upon the execution of the license agreement. As a result of the adoption of ASC 606, the Group recognizes fixed fee license revenue on a straight-line basis over the contract terms.

Royalty revenue

ASC 606 requires an entity to record royalty revenue in the same period in which the licensee’s underlying sales occur. As the Group generally does not receive licensee royalty reports for sales during a time frame that allows the Group to adequately review the reports and include the actual amounts in its results, the Group accrues the related revenue based on estimates of its licensees’ underlying sales, subject to certain constraints on its ability to estimate such amounts. As a result of accruing royalty revenue based on such estimates, adjustments will be required at the end of each year to true up revenue to the actual amounts reported by its licensees.

	For the three months ended March 31,		For the six months ended March 31,
	2025	2024	2025	2024
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Fixed fee license revenue	70,500	—	141,000	—
Royalty revenue	—	—	34,796	—
Total revenue from related party	70,500	—	175,796	—

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2025

2.	Summary of significant accounting policies (continued)

Revenue recognition (continued)

	For the three months ended March 31,		For the six months ended March 31,
	2025	2024	2025	2024
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Timing of Revenue Recognition
At a point in time	—	—	34,796	—
Over time	70,500	—	141,000	—
	70,500	—	175,796	—

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

The Group is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority based on the technical merits of the positions. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2025

2.	Summary of significant accounting policies (continued)

Income taxes (continued)

In accordance with ASC 740, Income Taxes, the Group is required to evaluate whether its tax positions taken or expected to be taken are more likely than not to be sustained upon examination by the taxing authority. As of March 31, 2025 and 2024, the management of the Group have determined that no provision for income taxes is required for the Group’s Unaudited Condensed consolidated financial statements based on a review of the Group’s tax positions for all open years. The Group does not expect that its assessment regarding unrecognized tax benefits will materially change over the next 12 months. However, the Group’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, compliance with U.S. federal, U.S. state and foreign tax laws, and changes in the administrative practices and precedents of the relevant taxing authorities.

The Group recognize interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. During the three and six months ended March 31, 2025 and 2024, no interest or penalties related to unrecognized tax benefits was recognized. As of March 31, 2025 and 2024, the Group has no accrued interest or penalties.

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

For the three and six months ended March 31, 2025

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

Concentration risks

Financial instruments that potentially subject the Group to concentrations of credit risk consist primarily of cash and cash equivalents. The Group invests its excess cash in low-risk, highly liquid money market funds and certificates of deposit with major financial institutions.

Prior to October 1, 2023, the Group regularly reviewed the creditworthiness of its customers and established an allowance for credit losses primarily based upon factors surrounding the credit risk of specific customers, including creditworthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Receivables and other financial assets balances are written off after all collection efforts have been exhausted.

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

For the three and six months ended March 31, 2025

2.	Summary of significant accounting policies (continued)

Concentration risks (continued)

To estimate expected credit losses, the Group has identified the relevant risk characteristics of its customers and these receivables are assessed on an individual basis for customers with low risk, medium risk, high risk and default. For each pool, the Group considers historical settlement patterns, past default experience of the debtors, overall economic environment in which the debtors operate, and also the assessment of both current and future development of the environment as of the date when this report issued. Other key factors that influence the expected credit loss analysis include payment terms offered in the normal course of business to customers, and industry specific factors that could impact the Group’s receivables. Additionally, external data and macroeconomic factors are also considered.

As of March 31, 2025, deposit and other receivables of US$5,475 was anticipated to be used or collected within one year and was classified as balances with low risk.

Movement of the allowance for credit losses for deposit and other receivables is as follows:

	As of March 31, 2025	As of September 30, 2024
	US$	US$
	(Unaudited)

Balance at beginning of the year	116	—
Current year addition	—	116
Balance at end of the year	116	116

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2025

2.	Summary of significant accounting policies (continued)

Concentration risks (continued)

Movement of the allowance for credit losses for amount due from shareholders and a related party is as follows:

	As of March 31, 2025	As of September 30, 2024
	US$	US$

Balance at beginning of the year	295	—
Current year addition	(295)	295
Balance at end of the year	—	295

The carrying amounts of deposit and other receivables and amounts due from shareholders are reduced by an allowance to reflect the expected credit losses.

Subscription receivable

As of March 31, 2025, subscriptions receivable represented the commitment from an investor to purchase capital stock of the Group. Since the shares have already been issued, and the amount was not yet received by the Group, this item was recorded as subscriptions receivable on the equity section of the Group’s balance sheet as of March 31, 2025.

Loss per share

Basic loss per share is computed by dividing net income attributable to holders of ordinary shares by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. There was no dilutive effect for the periods ended March 31, 2025 and 2024.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2025

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

3.	Deposit and other receivables, net

	As of March 31, 2025	As of September 30, 2024
	US$	US$
	(Unaudited)
Rental deposit	5,475	5,475
Others	—	306
Less: allowance for credit losses	(116)	(116)
Total deposit and other receivables, net	5,359	5,665

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2025

4.	Accrued expenses and other payables

	As of March 31, 2025	As of September 30, 2024
	US$ (Unaudited)	US$

Accrued professional expenses	206,204	179,961
Accrued salary expenses	186,243	111,932
Other payables and accrued expenses	8,814	9,703
Total accrued expenses and other payables	401,261	301,596

5.	Income taxes

There was no provision for income tax for the six months ended March 31, 2025 and 2024.

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

5.	Leases

The Group leases office space under non-cancelable operating lease agreements, which expire in 2025 and the future lease payment under operating leases as of March 31, 2025 was as follows:

2025
US$ (Unaudited)

Within 1 year	24,971

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2025

6.	Leases (continued)

Operating lease costs for the three and six months ended March 31, 2025, were US$Nil (2024: US$Nil), which excluded cost of short-term contracts. Rental expenses related to a short-term lease contract for the three and six months ended March 31, 2025 were US$16,613 (2024: US$16,183) and US$33,219 (2024: US$28,138), respectively.

7.	Equity

As of March 31, 2025, the Company had 101,000,000 (September 30,2024: 21,000,000) shares of all classes of capital stock, each with a par value of US$0.0001 per share, authorized and available to issue for purposes of capital financing, consisting of (a) 80,000,000 (September 30,2024: 19,000,000) shares of class A common stock, (b) 20,000,000 (September 30,2024: 1,000,000) shares of class B common stock, and (c)1,000,000 (September 30,2024: 1,000,000) shares of preferred stock.

On October 8, 2024, the shareholders and Board of Directors of the Company approved a 20 for 1 forward stock split (the “Stock Split”) of the Company’s authorized, issued and outstanding shares of common stock, par value US$0.0001. Each pre-split share of common stock outstanding was automatically converted into 20 new shares of common stock. As a result, 600,000 shares of post-split Class B Common Stock were converted into Class A Common Stock, and the outstanding Class A and Class B Common Stock after the Stock Split were 600,000 shares and 19,400,000 shares, respectively.

In October 2024, the Company had filed a Certificate of Amendment with the Office of the Secretary of State of Delaware to effective an increase in the Company’s authorized shares of capital stock to 101,000,000 shares each with a par value of US$0.0001 per share, consisting of 80,000,000 shares of Class A Common Stock, 20,000,000 shares of Class B Common Stock and 1,000,000 shares of preferred stock.

During the six months ended March 31, 2025, shareholders had subscribed for a total of418,500 shares of Class A common stock of the Company, at a price of US$4.00 per share, an aggregate of US$1,674,000. As of March 31, 2025, subscription proceeds of US$947,174 was received by the Company and the outstanding subscription amount of US$726,826 was recorded as a subscription receivable.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2025

7.	Equity (continued)

As of March 31, 2025, the Company had 20,418,500 (September 30,2024: 1,000,000) issued and outstanding shares of common stock with total par value value of US$2,042 (September 30,2024: US$100) which was presented in the Group’s consolidated balance sheets. During the six months ended March 31, 2025 and 2024, no preferred stock was issued or converted.

8.	Related party transactions

On July 1, 2023, the Group and BEYEBE AI Technology Inc (“BEYEBE”), a related party under the control of Weihong Du, the principal shareholder of the Company, signed an agreement  to the effect that BEYEBE was going to pay all operating expenses for the Group until the end of the agreement when the Group will reimburse all payments made on behalf of the Group in a lump sum to BEYEBE. On December 31, 2023, the Group signed a loan agreement with BEYEBE for a 3 year credit loan in an aggregate principal amount not exceeding US$1,000,000 at an interest rate of 7.5% per annum.

During the six months ended March 31, 2025, the Group repaid the outstanding loan principal of US$257,041 to BEYEBE. As of March 31, 2025 and 2024, outstanding balance under this loan agreement was US$Nil and US$106,210, with interest payable to BEYEBE of US$15,384 and US$813, respectively.

During the six months ended March 31, 2025, the Group had entered into a License and Supply Agreement (“License Agreement”) with Shenzhen Beyebe Internet Technology Co. Limited (“SZ BEYEBE”), a related party under control of Weihong Du, the principal shareholder of the Company. Pursuant to the terms of License Agreement , the Group granted to SZ BEYEBE the right to use and grant others a sublicense to use the Group’s Licensed Intellectual Property, as such term is defined in the License Agreement, and to use and sell the Group’s Licensed Products, as defined in the License Agreement, within mainland China, at a consideration of (i) a fixed license fee of US$300,000 for the first year and (ii) a royalty equal to 15% of the revenue generated by SZ BEYEBE from the distribution of the Licensed Products and Licensed Intellectual Property. The fixed license fee for each year thereafter will be such amount as is agreed upon by the parties. The License Agreement has a term which expires on December 31, 2040.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2025

8.	Related party transactions (continued)

During the six months ended March 31, 2025, fixed fee license revenue of US$141,000 (2024: US$Nil) and royalty revenue of US$34,796 (2024: US$Nil) were from the License Agreement.

Weihong Du, one of the shareholders of the Company, entered into an employment contract with the Company. Pursuant to the employment contract dated July 1, 2023, Mr. Du is entitled to an annual salary of US$60,000 for serving as the Chief Executive Officer of the Company.

Li’ou Xie, one of the shareholders of the Company, entered into a labor contract with the Group’s wholly-owned subsidiary, SGTCL, on January 1, 2024. Pursuant to the terms of the labor contract, Mr. Xie serves as the financial manager for a term of three years, concluding on December 31, 2026, at a monthly salary and bonus of RMB52,200 (approximately US$7,357).

The related party transactions of the Group are as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2025	2024	2025	2024
	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)
BEYEBE AI Technology Inc. (“BEYEBE”)
- Rental expense	—	11,955	—	23,910
- Interest (income)/expense	(3,064)	813	1,102	813

Shenzhen Beyebe Internet Technology Co. Limited (“SZ BEYEBE”)
- Fixed fee license revenue	70,500	—	141,000	—
- Royalty revenue	—	—	34,796	—
- Rental expense	4,179	4,228	8,359	4,228

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2025

8.	Related party transactions (continued)

The related party transactions of the Group are as follows: (continued)

	For the three months ended March 31,		For the six months ended March 31,
	2025	2024	2025	2024
	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)
Weihong Du
- Payroll expense	7,500	7,500	15,000	15,000

Li’ou Xie
- Payroll expense	21,875	22,080	43,706	22,080

The balances with the related parties are as follows:

	As of March 31, 2025	As of September 30, 2024
	US$ (Unaudited)	US$
Amount due to a shareholder:
Weihong Du	9,512	—
Yongsheng Li	8,000	—
Li’ou Xie	4,078	—
Total amount due to a shareholder	21,590	—

Amount due to related parties:
BEYEBE	18,369	456,762
SZ BEYEBE*	217,056	405,110
Total amount due to related parties	235,425	861,872

*	As of March 31, 2025, accounts receivables of US$143,200 (September 30, 2024: US$Nil) was included in the balance of amount due from SZ BEYEBE.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2025

8.	Related party transactions (continued)

The balances with the related parties are as follows: (continued)

	As of March 31, 2025	As of September 30, 2024
	US$ (Unaudited)	US$
Amount due from shareholders:
Weihong Du	—	13,836
Li’ou Xie	—	905
Less: allowance for credit losses	—	(295)
Total amount due from shareholders, net	—	14,446

9.	Subsequent events

The Group evaluated subsequent events from March 31, 2025, the date of these Unaudited Condensed consolidated financial statements, through May 15, 2025, which represents the date the Unaudited Condensed consolidated financial statements are issued, for events requiring recording or disclosure in the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2025. The Group concluded that no other events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended September 30, 2025 (the “2024 Form 10-K”).

This discussion contains forward-looking statements that involve risks and uncertainties. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to risks, uncertainties and factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. You should specifically consider the various risk factors identified in this report and our 2023 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements. . Further, although we believe we will not face a material increase in the price of raw materials due to tariffs that may be imposed, ongoing geopolitical conflicts could adversely impact our ability to manufacture our products, the markets for some of our products, and our ability to access debt or equity financing.

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

Results of Operations

Results of Operations for the three and six months ended March 31, 2025

Revenues: During the three and six months ended March 31, 2025, we generated revenues of $70,500 and $175,796, respectively, consisting of fixed licensing fees of $70,500 and $141,000, respectively, representing a portion of the annual $300,000 fee due pursuant to the Licensing Agreement between the Company and Beyebe, and royalty revenue of $34,796, all of which was generated in the three months ended December 31, 2024, paid by Beyebe in respect of products distributed by Beyebe in China incorporating the Company’s technologies.

Gross Profit: Gross profit for the three and six months ended March 31, 2025 was $53,048 and $147,441, respectively, as the cost of revenue was $17,452 and $28,355, in such periods consisting primarily of travel and promotional expenses and other taxes. We generated no revenues in three and six months ended March 31, 2024, and thus had no gross profit during such period.

General and Administrative Expenses: General and administrative expenses were $131,902 and $282,733 in the three and six months ended March 31, 2025. For the six months ended March 31, 2025, general and administrative expenses increased by $6,487 from $276,246 for the comparable period in the prior year. For the three months ended March 31, 2025, general and administrative expenses decreased by $37,398 from $169,300 for the comparable period in the prior year and by $18,929 from the $151,831 of general and administrative expenses in the three months ended December 31, 2024. The principal components of general and administrative expenses in the three months ended March 31, 2025, consisted of accrued salaries of $41,880, professional fees of $ 59,364 relating to our status as a reporting company and patent filings. It is expected that general and administrative expenses will continue to increase as we increase our marketing efforts.

Research and Development: We incurred research and development expenses of for the three and six months ended March 31, 2025 of $46,201 and $71,844 respectively, compared to $89,177 in the three months ended March 31, 2024. We expect that we will continue incur research and development expenses as we continue to develop our product offerings.

Interest Income (Expense): We had interest income of $3,064 during the three months ended March 31, 2025, as compared to interest expense of $819 during the comparable quarter in 2024.

Other income (expense): We generated other income of $646 during the three months ended March 31, 2025, as compared to other income of 1,461 in the comparable period of 2024. The other income in the second quarter of 2025 and 2024 are mainly the result of gains from foreign currency exchanges.

Net Loss: Net loss for the three and six months ended March 31, 2025, was $121,345 and $216,222, respectively, compared to a net loss of $257,835 and $364,781 for the three and six months ended March 31, 2024. Our net loss reflects expenses incurred seeking to develop and market our products in the absence of significant revenues.

Liquidity and Capital Resources

Our operating expenses to date principally have been paid with monies borrowed from Beyebe AI, a subsidiary of Beyebe controlled by Mr. Du, the accrual of expenses due to related parties and, more recently, licensing fees and royalties received pursuant to the Licensing Agreement with Beyebe. During the quarter ended March 31, 2025, we received subscriptions for $418,500 shares of Class A common stock at $4.00 per share. As of March 31, 2025, we had received proceeds of $947,174, and the balance is expected to be received before September 30, 2025.

On December 31, 2023 (the “Execution Date”), we entered into a Loan Agreement with Beyebe AI wherein it agreed to lend us up to $1,000,000 during the period commencing on the Execution Date of the Loan Agreement and ending on the third anniversary thereof. All amounts borrowed will bear interest at the rate of 7.50% per annum and are payable in full on the third anniversary of the Execution Date. All amounts borrowed and interest accrued thereon are to be repaid on each anniversary of the Execution Date of the Loan Agreement and may immediately be reborrowed up to the $1,000,000 limit. Any amount not paid on its due date will bear additional interest at the rate of 0.1% per day. The principal amount due Beyebe AI as of December 31, 2024, was 224,257, which was satisfied in the quarter ended March 31, 2025.

To meet our expenses over the next twelve months we likely will require more than the amount of our cash on hand, the amount we will receive as royalties and amounts available under our agreement with Beyebe AI. We intend to seek to acquire such additional amounts, as necessary, through loans from or capital contributions by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

At March 31, 2025, we had cash and equivalents of $265,743. As of such date, our total liabilities were $658,276, all of which were current liabilities and of which $18,369 was due to Beyebe AI and $217,056 was due to Beyebe. At March 31, 2025, we had a working capital deficit in excess of $387,184, reflecting the fact that during the six months ended March 31, 2025, we had revenues of $175,796, capital contributions of $1,674,000 and expenses in excess of $354,577. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations as described above.

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

Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended March 31, 2025.

Net cash provided by (used in) operating activities	$(100,703)
Net cash provided by (used in) investing activities	$—
Net cash provided by (used in) financing activities	$341,215

Cash used in operating activities

Cash used in operating activities was $100,703 for the six months ended March 31, 2025. The use of cash by our operating activities reflects the expenses incurred to develop and market our products and general and administrative expenses while generating minimal revenues from Beyebe our license agreement and the increase in accrued expenses and other payables, partially offset by a decrease in deposits and other receivable and amounts paid to shareholders. We are incurring expenses to develop our business operations and management organization in excess of the amounts being generated from operations and accruing amounts due to related parties to sustain our operations. It is likely that our expenses will increase over the immediate future as we continue to expand our operations.

Cash provided by financing activities

Cash provided by financing activities was $341,215 in the six months ended March 31, 2025. The net cash provided by financing activities consisted of proceeds from the issuance of common stock and an increase in amounts due shareholders, reduced by payments made against amounts due related parties.

Contractual Obligations

At March 31, 2025, our significant contractual obligations included $18,369 due to Beyebe AI and $217,056 due to Beyebe and accrued expenses of $401,261 due to third parties.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We have yet to generate revenues sufficient to maintain our operations, incurred a net loss of $121,345 for the three months ended March 31, 2025, have an accumulated deficit of $1,353,072 as of March 31, 2025, and expect to incur future additional losses. Our cash was $265,743 as of March 31, 2025, which is not adequate for the balance of our current fiscal year and additional financing is necessary to maintain our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors in particular, the speed at which we seek to develop our business, the number of software products we seek to develop and our ability to generate revenues. In all likelihood we will remain dependent upon the efforts of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we are generating positive cash flow. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) at March 31, 2025 was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2025, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2025, we entered into subscription agreements with 38  investors for the sale  of 418,500 shares of our Class A common stock at a price of US$4.00 per share, an aggregate of US$1,674,000. As of March 31, 2025, subscription proceeds of US$947,174 were received and the outstanding subscription amount of US$726,826, which was recorded as a subscription receivable, is anticipated to be received prior to September 30, 2025.

The Offering was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D. The Company did not conduct a general solicitation in connection with the offering, each of the subscribers is an accredited investor as that term is defined under Regulation D and the certificates evidencing the shares issued have a restricted “Securities Act” legend imprinted thereon and appropriate stop transfer orders have been given to the Company’s transfer agent.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10 filed July 1, 2024).

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on October 8, 2024 (incorporated by reference to Exhibit 3.8 to Report on Form 8-K of the Company dated October 8, 2024).

3	By-Laws (Incorporated by reference to Exhibit 3.2 of Form 10 filed July 1, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSIT PRO TECH INC.

Dated: May 15, 2025	By:	/S/ Weihong Du
Weihong Du
Chief Executive Officer

