Form 10-Q
period 2025-06-30
Transit Pro Tech Inc.
filed 2025-08-14
CIK 2016167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 11, 2025, there were 20,236,794 shares of the registrant’s common stock outstanding.

TRANSIT PRO TECH INC.
FORM 10-Q
June 30, 2025
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

FORWARD STOCK SPLIT

Effective October 10, 2024, we completed a 20 for 1 forward stock split (the “Stock Split”) of our authorized, issued and outstanding shares of common stock, par value $0.0001. Each pre-split share of common stock outstanding was automatically converted into 20 new shares of common stock. As a result, 1,000,000 shares of pre-split Common Stock were converted into 20,000,000 shares of Common Stock. Except as otherwise indicated, all share and per share numbers contained herein have been adjusted to give effect to the forward stock split.

 3

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Financial Statements as of June 30, 2025, and for the three and nine months ended June 30, 2025

Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Operations	4

Unaudited Condensed Consolidated Statements of Shareholders’ Deficit	5-6

Unaudited Condensed Consolidated Statements of Cash Flows	7

Notes to Unaudited Condensed Consolidated Financial Statements	8 - 23

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2025

	As of June 30, 2025	As of September 30, 2024
	US$ (Unaudited)	US$

ASSETS
Current assets
Cash and cash equivalents	34,080	16,507
Deposit and other receivables, net	7,834	5,665
Amount due from shareholders, net	214	14,446
Amount due from related parties	9,584
Total current assets	51,712	36,618
Total assets	51,712	36,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	454,479	301,596
Amount due to shareholders	10,082	—
Amount due to related parties	184,135	861,872
Total current liabilities	648,696	1,163,468
Total liabilities	648,696	1,163,468

Shareholders’ deficit
Common stock- $0.0001 par value, 100,000,000 authorized shares, 20,418,500 issued and outstanding shares on June 30, 2025 and $0.0001 par value, 20,000,000 authorized shares, 1,000,000 issued and outstanding shares on September 30, 2024	2,042	100
Additional paid-in capital	1,681,958	9,900
Subscription receivables	(726,826)	—
Accumulated other comprehensive income	7,391	—
Accumulated deficit	(1,561,549)	(1,136,850)
Total shareholders’ deficit	(596,984)	(1,126,850)
Total liabilities and shareholders’ deficit	51,712	36,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2025

	For the three months ended June 30,		For the nine months ended June 30,
	2025	2024	2025	2024
	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)

Revenue from related party	70,500	—	246,296	—
Cost of revenue	(13,814)	—	(42,169)	—

Gross profit	56,686	—	204,127
General and administrative expenses	(217,845)	(260,540)	(500,578)	(536,786)
Research and development expenses	(48,768)	(46,008)	(120,612)	(135,185)

Operating losses	(209,927)	(306,548)	(417,063)	(671,971)
Other income/(expense)	1,334	(812)	(6,650)	649
Interest income/(expense)	116	(4,280)	(986)	(5,099)

Loss before income taxes	(208,477)	(311,640)	(424,699)	(676,421)
Income taxes expense	—	—	—	—
Net losses	(208,477)	(311,640)	(424,699)	(676,421)

Other comprehensive income
Foreign currency translation adjustment	(1,333)	—	7,391	—
Total comprehensive loss	(209,810)	(311,640)	(417,308)	(676,421)

Loss per share
– Basic and diluted	(0.01)	(0.31)	(0.02)	(0.68)

Weighted average number of ordinary shares outstanding
– Basic and diluted	20,418,500	1,000,000	19,663,051	1,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the three and nine months ended June 30, 2025

	Common stock	Paid in capital	Subscription receivable	Accumulated deficit	Accumulated other comprehensive income	Total
	US$	US$	US$	US$	US$	US$
As of September 30, 2024	100	9,900	—	(1,136,850)	—	(1,126,850)
Stock split	1,900	(1,900)	—	—	—	—
Net losses for the period	—	—	—	(94,877)	—	(94,877)
Foreign currency translation adjustment	—	—	—	—	9,277	9,277
As of December 31, 2024	2,000	8,000	—	(1,231,727)	9,277	(1,212,450)
Issuance of common stock	42	1,673,958	(726,826)	—	—	947,174
Net losses for the period	—	—	—	(121,345)	—	(121,345)
Foreign currency translation adjustment	—	—	—	—	(553)	(553)
As of March 31, 2025	2,042	1,681,958	(726,826)	(1,353,072)	8,724	(387,174)
Issuance of common stock	—	—	—	—	—	—
Net losses for the period	—	—	—	(208,477)	—	(208,477)
Foreign currency translation adjustment	—	—	—	—	(1,333)	(1,333)
As of June 30, 2025	2,042	1,681,958	(726,826)	(1,561,549)	7,391	(596,984)

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the three and nine months ended June 30, 2025(continued)

	Common stock	Paid in capital	Subscription receivable	Accumulated deficit	Accumulated other comprehensive income	Total
	US$	US$	US$	US$	US$	US$
As of September 30, 2023	100	9,900	(10,000)	(141,580)	—	(141,580)
Net losses for the period	—	—	—	(106,946)	—	(106,946)
As of December 31, 2023	100	9,900	(10,000)	(248,526)	—	(248,526)
Proceeds from shareholders	—	—	10,000	—	—	10,000
Net losses for the period	—	—	—	(257,835)	—	(257,835)
As of March 31, 2024	100	9,900	—	(506,361)	—	(496,361)
Proceeds from shareholders	—	—	—	—	—	—
Net losses for the period	—	—	—	(311,640)	—	(311,640)
As of June 30, 2024	100	9,900	—	(818,001)	—	(808,001)

The accompanying notes are an integral part of these Unaudited Condensed consolidated financial statements.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three and nine months ended June 30, 2025

	For the nine months ended June 30,
	2025	2024
	US$ (Unaudited)	US$ (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Loss before income taxes	(424,699)	(676,421)
Interest expense	(986)	5,099
Allowance for credit losses	(295)

Changes in operating assets and liabilities:
Decrease/(increase) in deposit and other receivables	(1,874)	(6,339)
Decrease in amount due from shareholders	14,232	—
Increase in accrued expenses and other payables	152,883	92,681
Net cash used in operating activities	(260,739)	(584,980)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders	947,174	10,000
Increase/(decrease) in amount due to shareholders	10,082	(10,733)
(Decrease)/increase in amount due to related parties	(686,335)	583,879
Net cash provided by financing activities	270,921	583,146

Effect of foreign currency translation	7,391	—

Net increase in cash and cash equivalents	17,573	(1,834)
Cash and cash equivalents, beginning of period	16,507	7,841
Cash and cash equivalents, end of period	34,080	6,007

Supplemental disclosures of cash flow information:
Tax paid	—	—
Interest paid	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2025

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

The Company and its subsidiaries (collectively referred to the “Group”) are engaged in selling hardware and software for Intelligent Driver Management Systems (“IDMS”), Intelligent Rail Flaw Detection Systems (“IRFDS”), Intelligent Tunnel Inspection Systems (“ITIS”) and Intelligent Overhead Contact System (“IOCS”) Analysis Systems.

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

The Group incurred net losses, and utilized cash in operations since inception, has an accumulated deficit as of June 30, 2025, of US$ 1,561,549, and expects to incur future additional losses. The Group’s cash level as of June 30, 2025 was US$ 34,080, which was not adequate for operations in the 2025 fiscal year and financing was needed.

These factors raise substantial doubt about the Group’s ability to continue as a going concern for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2025

1.	Organization (continued)

Management’s plan to alleviate the substantial doubt about the Group’s ability to continue as a going concern include attempting to improve its business profitability and its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis. The management plan does not alleviate the substantial doubt about the Group’s ability to continue as a going concern. There can be no assurance that the Group will be successful in achieving its strategic plans or that the Group’s future capital raises will be sufficient to support its ongoing operations. If the Group is unable to raise sufficient financing or events or circumstances occur such that the Group does not meet its strategic plans, the Group’s related parties would need to provide financial support to the Group to fund operations and meet its obligations as they come due within one year from the date these unaudited condensed consolidated financial statements are issued. There is no assurance they will do so.

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

For the three and nine months ended June 30, 2025

2.	Summary of significant accounting policies (continued)

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiary and, in turn, SGTCL, a subsidiary of TPTL, for which, the Company is the primary beneficiary. All significant inter-company transactions and balances between the Company and its subsidiary are eliminated upon consolidation. Result of its subsidiary are Unaudited Condensed consolidated from the date on which control is transferred to the Company.

As of June 30, 2025, the detail of the Company’s subsidiary is as follows:

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

Cash and cash equivalents

The Group considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of June 30, 2025 and 2024, cash consists primarily of checking and savings deposits. The Group’s cash balances may exceed those that are federally insured. To the issuance date of such unaudited condensed consolidated financial statements, the Group has not recognized any losses caused by uninsured balances.

Restricted Cash

The Group classifies all cash whose use is limited by contractual provisions as restricted cash. As of June 30, 2025 and 2024, the Group had no restricted cash.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2025

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

	For the three months ended June 30,		For the nine months ended June 30,
	2025	2024	2025	2024
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Fixed fee license revenue	70,500	—	211,500	—
Royalty revenue	—	—	34,796	—
Total revenue from related party	70,500	—	246,296	—

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2025

2.	Summary of significant accounting policies (continued)

Revenue recognition (continued)

	For the three months ended June 30,		For the nine months ended June 30,
	2025	2024	2025	2024
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Timing of Revenue Recognition
At a point in time	—	—	34,796	—
Over time	70,500	—	211,500	—
	70,500	—	246,296	—

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

For the three and nine months ended June 30, 2025

2.	Summary of significant accounting policies (continued)

Income taxes (continued)

In accordance with ASC 740, Income Taxes, the Group is required to evaluate whether its tax positions taken or expected to be taken are more likely than not to be sustained upon examination by the taxing authority. As of June 30, 2025 and 2024, the management of the Group have determined that no provision for income taxes is required for the Group’s Unaudited Condensed consolidated financial statements based on review of the Group’s tax positions for all open years. The Group does not expect that its assessment regarding unrecognized tax benefits will materially change over the next 12 months. However, the Group’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, compliance with U.S. federal, U.S. state and foreign tax laws, and changes in the administrative practices and precedents of the relevant taxing authorities.

The Group recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. During the three and nine months ended June 30, 2025 and 2024, no interest or penalties related to unrecognized tax benefits was recognized. As of June 30, 2025 and 2024, the Group has no accrued interest or penalties.

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

For the three and nine months ended June 30, 2025

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

Concentration risks

Financial instruments that potentially subject the Group to concentrations of credit risk, consist primarily of cash and cash equivalents. The Group invests its excess cash in low-risk, highly liquid money market funds and certificates of deposit with major financial institutions.

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

For the three and nine months ended June 30, 2025

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

As of June 30, 2025, deposit and other receivables of US$5,475 was within one year and was classified as balances with low risk.

Movement of the allowance for credit losses for deposit and other receivables is as follows:

	As of June 30, 2025	As of September 30, 2024
	US$	US$
	(Unaudited)

Balance at beginning of the year	116	—
Current year addition	—	116
Balance at end of the year	116	116

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2025

2.	Summary of significant accounting policies (continued)

Concentration risks (continued)

Movement of the allowance for credit losses for amount due from shareholders and a related party is as follows:

	As of June 30, 2025	As of September 30, 2024
	US$	US$

Balance at beginning of the year	295	—
Current year addition	(295)	295
Balance at end of the year	—	295

The carrying amounts of deposit and other receivables and amount due from shareholders and a related party are reduced by an allowance to reflect the expected credit losses.

Subscription receivable

As of June 30, 2025, subscriptions receivable represented the commitment from an investor to purchase capital stock of the Group. Since the shares have already been issued, and the amount was not yet received by the Group, this item was recorded as subscriptions receivable on the equity section of the Group’s balance sheet as of June 30, 2025.

Loss per share

Basic loss per share is computed by dividing net income attributable to holders of ordinary shares by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. There was no dilutive effect for the periods ended June 30, 2025 and 2024.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2025

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

3.	Deposit and other receivables, net

	As of June 30, 2025	As of September 30, 2024
	US$	US$
	(Unaudited)
Rental deposit	5,475	5,475
Others	2,475	306
Less: allowance for credit losses	(116)	(116)
Total deposit and other receivables, net	7,834	5,665

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2025

4.	Accrued expenses and other payables

	As of June 30, 2025	As of September 30, 2024
	US$ (Unaudited)	US$

Accrued professional expenses	195,148	179,961
Accrued salary expenses	244,211	111,932
Other payables and accrued expenses	15,120	9,703
Total accrued expenses and other payables	454,479	301,596

5.	Income taxes

No provision of income tax for the nine months ended June 30, 2025 and 2024.

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

The Group leases office spaces under non-cancelable operating lease agreements, which expire in 2025 and the future lease payment under operating leases as of June 30, 2025 was as follows:

2025
US$ (Unaudited)

Within 1 year	25,005

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2025

6.	Leases (continued)

Operating lease costs for the three and nine months ended June 30, 2025, were US$Nil (2024: US$Nil), which excluded cost of short-term contracts. Rental expenses related to a short-term lease contract for the three and nine months ended June 30, 2025 were US$ 16,624 (2024: US$16,685) and US$ 49,843 (2024: US$ 44,823), respectively.

7.	Equity

As of June 30, 2025, the Company had 101,000,000 (September 30,2024: 21,000,000) shares of all classes of capital stock, each with a par value of US$0.0001 per share, authorized and available to issue for purposes of capital financing, consisting of (a) 80,000,000 (September 30, 2024: 19,000,000) shares of class A common stock, (b) 20,000,000 (September 30, 2024: 1,000,000) shares of class B common stock, and (c) 1,000,000 (September 30, 2024: 1,000,000) shares of preferred stock.

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

During the nine months ended June 30, 2025, shareholders had subscribed total 418,500 shares of Class A common stock of the Company, at a price of US$4.00 per share, an aggregate of US$1,674,000. As of June 30, 2025, subscription proceeds of US$947,174 was received by the Company and the outstanding subscription amount of US$726,826 was recorded as a subscription receivable.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2025

7.	Equity (continued)

As of June 30, 2025, the Company had 20,418,500 (September 30,2024: 1,000,000) issued and outstanding shares of common stock with total value of US$2,042 (September 30,2024: US$100) which was presented in the Group’s consolidated balance sheets. During the nine months ended June 30, 2025 and 2024, no preferred stock was issued and converted.

8.	Related party transactions

On July 1, 2023, the Group and BEYEBE AI Technology Inc (“BEYEBE”), a related party under same shareholder, Weihong Du’s control of the Group, signed an agreement and the BEYEBE was going to pay all operating expenses for the Group until the end of the agreement when the Group will reimburse all payments made on behalf of the Group in a lump sum to BEYEBE. On December 31, 2023, the Group signed a loan agreement with BEYEBE for a 3 years credit loan of an aggregate principal amount not exceeding US$1,000,000 on an interest rate of 7.5% per annum.

During the nine months ended June 30, 2025, the Group repaid the outstanding loan principal of US$257,041 to BEYEBE. As of June 30, 2025 and 2024, outstanding balance under this loan agreement was US$Nil and US$106,210, with interest payable to BEYEBE of US$Nil and US$813, respectively.

During the nine months ended June 30, 2025, the Group had entered into a License and Supply Agreement (“License Agreement”) with Shenzhen Beyebe Internet Technology Co. Limited (“SZ BEYEBE”), a related party under same shareholder, Weihong Du’s control of the Group. Pursuant to the terms of License Agreement , the Group granted to SZ BEYEBE the right to use and grant others a sublicense to use the Group’s Licensed Intellectual Property, as such term is defined in the License Agreement, and to use and sell the Group’s Licensed Products, as defined in the License Agreement, within mainland China, at a consideration of (i) a fixed license fee of US$300,000 for the first year and (ii) a royalty equal to 15% of the revenue generated by SZ BEYEBE from the distribution of the Licensed Products and Licensed Intellectual Property. The fixed license fee for each year thereafter will be such amount as is agreed upon by the parties. The License Agreement has a term which expires on December 31, 2040.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2025

8.	Related party transactions (continued)

During the nine months ended June 30, 2025, fixed fee license revenue of US$211,500 (2024: US$Nil) and royalty revenue of US$34,796 (2024: US$Nil) were arising from the License Agreement.

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

The related party transactions of the Group are as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2025	2024	2025	2024
	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)
BEYEBE AI Technology Inc. (“BEYEBE”)
- Rental expense	—	11,955	—	35,865
- Interest (income)/expense	-116	4,274	986	5,087

Shenzhen Beyebe Internet Technology Co. Limited (“SZ BEYEBE”)
- Fixed fee license revenue	70,500	—	211,500	—
- Royalty revenue	—	—	34,796	—
- Rental expense	4,179	4,730	12,550	8,958

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2025

8.	Related party transactions (continued)

The related party transactions of the Group are as follows: (continued)

	For the three months ended June 30,		For the nine months ended June 30,
	2025	2024	2025	2024
	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)
Weihong Du
- Payroll expense	37,500	37,500	52,500	52,500

Li’ou Xie
- Payroll expense	21,947	21,995	65,653	44,075

The balances with the related parties are as follows:

	As of June 30, 2025	As of September 30, 2024
	US$ (Unaudited)	US$
Amount due to a shareholder:
Yongsheng Li	8,000	—
Li’ou Xie	2,082	—
Total amount due to a shareholder	10,082	—

Amount due to related parties:
BEYEBE AI Technology Inc. (“BEYEBE”)	—	456,762
SZ BEYEBE*	184,135	405,110
Total amount due to related parties	184,135	861,872

*	As of June 30, 2025, accounts receivables of US$ 42,004 (September 30, 2024: US$Nil) was included in the balance of amount due from SZ BEYEBE.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2025

8.	Related party transactions (continued)

The balances with the related parties are as follows: (continued)

	As of June 30, 2025	As of September 30, 2024
	US$ (Unaudited)	US$
Amount due from shareholders:
Weihong Du	214	13,836
Li’ou Xie	—	905
Less: allowance for credit losses	—	(295)
Total amount due from shareholders, net	214	14,446

Amount due from related parties:
BEYEBE	9,584	13,836
Total amount due from related parties	9,584	14,446

9.	Subsequent events

The Group has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements and determined there were no other subsequent events that occurred that would require recognition or disclosure in the condensed consolidated financial statements, except the following event.

On July 17, 2025, the Company agreed to relieve Shanren Cui of his obligation to pay the balance of the subscription price for the 375,000 Class A shares to which he subscribed in the Company’s Private Placement. As a condition to his release, Mr. Cui returned to the Company the certificate representing the 375,000 Class A shares previously issued to him. In exchange, he was issued a certificate representing 193,294 Class A shares, the amount which was purchased with the $773,174 received from Mr. Cui.

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

This discussion contains forward-looking statements that involve risks and uncertainties. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to risks, uncertainties and factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. You should specifically consider the various risk factors identified in this report and our 2024 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements. Further, although we believe we will not face a material increase in the price of raw materials due to tariffs that may be imposed, ongoing geopolitical conflicts could adversely impact our ability to manufacture our products, the markets for some of our products, and our ability to access debt or equity financing.

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

Our founding shareholders, own all of the outstanding shares of Shenzhen Beyebe Internet Technology Co. Limited (“Beyebe”) and Mr. Weihong Du, our Chairman and Chief Executive Officer, is Beyebe’s executive director and general manager. Beyebe is engaged in developing and marketing computer compliance software and hardware in the PRC. Beyebe is the owner of all of the outstanding equity of Beyebe AI Technology Inc. (“Beyebe AI”), a corporation formed under the laws of the state of California headquartered in Los Angeles.

We have entered into a Loan Agreement wherein Beyebe AI has agreed to lend us up to $1,000,000 to defray our expenses and a License Agreement with Beyebe wherein we have granted Beyebe the right to use and distribute within China hardware and software incorporating our intellectual property.

Mr. Du formed our Company for the purpose of engaging in business outside of mainland China. He believes that that the opportunities afforded by competitive market economies outside of mainland China exceed the long-term opportunities of doing business in communist China. Since formation, we have organized a subsidiary in Hong Kong, TP Hong Kong, which in turn organized a wholly-owned subsidiary in the People’s Republic of China, SGTCL, hired employees and consultants, including individuals based in China engaged in the development of our software, filed patent applications and provisional patent applications in the United States, one related to railway fault detection analysis and the other relating to the monitoring of subway engineers to increase driver safety, participated in academic conferences, marketing events and exhibitions in the United States and met with various prospective users of our products. While it is our goal to grow primarily by hiring individuals in the United States, we chose initially to engage software engineers in China with whom members of our management are familiar to initiate development of our products. We will continually assess the benefits and possible detriments of relying upon individuals outside of the United States, in particular within China, in an effort to maximize our returns.

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

Results of Operations

Results of Operations for the three and nine months ended June 30, 2025

Revenues: During the three and nine months ended June 30, 2025, we generated revenues of $70,500 and $246,296, respectively, consisting of fixed licensing fees of $70,500 and $211,500 respectively, representing a portion of the annual $300,000 fee due pursuant to the Licensing Agreement between the Company and Beyebe, and royalty revenue of $34,796, all of which was generated in the three months ended December 31, 2024, paid by Beyebe in respect of products distributed by Beyebe in China incorporating the Company’s technologies.

Gross Profit: Gross profit for the three and nine months ended June 30, 2025 was $56,686 and $204,127, respectively, as the cost of revenue was $13,814 and $42,169, in such periods consisting primarily of travel and promotional expenses and other taxes. We generated no revenue in the three and nine months ended June 30, 2024, and thus had no gross profit during such periods.

General and Administrative Expenses: General and administrative expenses were $217,845 and $500,578 in the three and nine months ended June 30, 2025. For the nine months ended June 30, 2025, general and administrative expenses decreased $36,208 from $536,786 for the comparable period in the prior year. For the three months ended June 30. 2025, general and administrative expenses decreased by $42,695 from $260,540 for the comparable period in the prior year. The principal components of general and administrative expenses in the three months ended June 30, 2025, consisted of accrued salaries of $85,961 and professional fees of $102,517 relating to our status as a reporting company and patent filings. It is expected that general and administrative expenses will increase as we increase our marketing efforts.

Research and Development: We incurred research and development expenses for the three and nine months ended June 30, 2025 of $48,768 and $120,612, respectively, compared to $46,008 and $135,185 in the three and nine months ended June 30, 2024. We expect that we will continue incur research and development expenses as we continue to refine our existing product offerings and seek to offer additional products.

Interest Income (Expense): We had interest income of $116 and interest expense of $986, respectively, during the three months and nine months ended June 30, 2025, as compared to interest expense of $4,280 and $5,099 during the comparable periods in 2025. We anticipate that until such time as we raise sufficient equity or become cash flow positive, we will continue to incur interest expense as we increase the amount borrowed from Beyebe AI.

Other income (expense): We generated other income of $1,334 and other expense of $6,650 during the three and nine months ended June 30, 2025, as compared to other expense of $812 and other income of $649 in the comparable periods of 2024. Our other income and expense are mainly the result of gains and losses from foreign currency exchanges. As the amounts of these gains and losses are not significant, we have not entered into any hedging transactions.

Net Loss: Net loss for the three and nine months ended June 30, 2025, was $208,477 and $424,699, respectively, compared to a net loss of $311,640 and $676,421 for the three and nine months ended June 30, 2024. Our net loss reflects expenses incurred seeking to develop and market our products in the absence of revenues other than those generated pursuant to our Licensing Agreement with Beyebe.

Liquidity and Capital Resources

Our operating expenses to date principally have been paid with monies borrowed from Beyebe AI, a subsidiary of Beyebe controlled by Mr. Du, the accrual of expenses due to related parties and, more recently, licensing fees and royalties received pursuant to the Licensing Agreement with Beyebe and $947,174 received from a private placement of our common stock completed earlier this year. In the nine months ended June 30, 2025, we received subscriptions for 418,500 shares of Class A common stock at $4.00 per share. As of June 30, 2025, we had received proceeds of $947,174. Subsequent to June 30, 2025, we relieved the individual who had not paid the full subscription price for his shares and he returned the shares subject to such unpaid subscription.

On December 31, 2023 (the “Execution Date”), we entered into a Loan Agreement with Beyebe AI wherein it agreed to lend us up to $1,000,000 during the period commencing on the Execution Date of the Loan Agreement and ending on the third anniversary thereof. All amounts borrowed will bear interest at the rate of 7.50% per annum and are payable in full on the third anniversary of the Execution Date. All amounts borrowed and interest accrued thereon are to be repaid on each anniversary of the Execution Date of the Loan Agreement and may immediately be reborrowed up to the $1,000,000 limit. Any amount not paid on its due date will bear additional interest at the rate of 0.1% per day. The amount due Beyebe AI was reduced with a portion of the proceeds of the private placement described above. There was an amount due from Beyebe AI as of June 30, 2025, of $9,584.

To meet our expenses over the next twelve months we likely will require more than the amount of our cash on hand and the amount we will receive as license fees and royalties under the agreement with Beyebe. To meet our cash needs we intend to increase our borrowings under our agreement with Beyebe AI and, where possible, defer payment of various expenses. Nevertheless, we will likely seek to acquire such additional amounts as we may need or anticipate that we will need in the future, as necessary, through loans from or capital contributions by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

At June 30, 2025, we had cash and equivalents of $34,080. As of such date, our total liabilities were $648,696, all of which were current liabilities and of which $194,217 was due to related parties. At June 30, 2025, we had a working capital deficit in excess of $596,000 and a shareholder deficit of $596,984. These conditions, together with our history of losses and inability to generate significant revenues, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations as described above.

We anticipate incurring a minimum of $750,000 in expenses over the next twelve months and could incur more significant expenses if necessary. In all likelihood we will remain dependent upon the efforts of Mr. Du and his willingness and that of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues or raise capital from third parties. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we are generating positive cash flow or can otherwise fund our operations. If we were to fail to raise the capital necessary to maintain our operations our business would be adversely affected and our common stock would likely become worthless. Additional issuances of equity or convertible debt securities to raise capital or increases in the amount of our debt or the rate of interest paid for amounts borrowed, will increase our interest expense or result in dilution to our current shareholders. We could be required to issue equity securities at prices we believe are below the true value of our common stock which could cause the price of our common stock to decrease. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional borrowings could require that we grant the lenders a security interest or other rights that impede our ability to operate as we deem best for our shareholders. Further, any default under a loan agreement could result in an action which could force us to seek bankruptcy protection. Additional financing may not be available upon acceptable terms, or at all.

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as public health crises, ongoing or new conflicts, banking crises, increases in inflation, the imposition of tariffs and shifts in government alliances and other risks detailed in the risk factors detailed in our most recent Annual Report on Form 10-K.

Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended June 30, 2025.

Net cash provided by (used in) operating activities	$(260,739)
Net cash provided by (used in) investing activities	$—
Net cash provided by (used in) financing activities	$270,921

Cash used in operating activities

Cash used in operating activities was $260,739 for the nine months ended June 30, 2025. The use of cash by our operating activities reflects the expenses incurred to develop and market our products and general and administrative expenses while generating minimal revenues from Beyebe pursuant to our license agreement and the increase in accrued expenses and other payables, partially offset by a decrease in deposits and other receivable and amounts paid to shareholders. We are incurring expenses to develop our business operations and management organization in excess of the amounts being generated from operations and accruing amounts due to related parties to sustain our operations. It is likely that our expenses will increase over the immediate future as we continue to expand our operations.

Cash provided by financing activities

Cash provided by financing activities was $270,921 in the nine months ended June 30, 2025. The net cash provided by financing activities consisted of proceeds from the issuance of common stock and an increase in amounts due shareholders substantially offset by a reduction of $686,335 due to related parties, principally repayment of amounts due under the Beyebe AI loan.

Contractual Obligations

At June 30, 2025, our significant contractual obligations included $10,082 due to shareholders, $184,135 due related parties and accrued expenses and other payables of $454,479 due to third parties.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We have yet to generate revenues sufficient to maintain our operations, incurred a net loss of $208,477 for the three months ended June 30, 2025, have an accumulated deficit of $1,561,549 as of June 30, 2025, and expect to incur future additional losses. Our cash was $34,080 as of June 30, 2025, which is not adequate for the balance of our current fiscal year and additional financing is necessary to maintain our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors in particular, the speed at which we seek to develop our business, the number of software products we seek to develop and our ability to generate revenues. In all likelihood we will remain dependent upon the efforts of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we are generating positive cash flow. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) at June 30, 2025 was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at June 30, 2025, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10 filed July 1, 2024).

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on October 8, 2024 (incorporated by reference to Exhibit 3.8 to Report on Form 8-K of the Company dated October 8, 2024).

3.3	By-Laws (Incorporated by reference to Exhibit 3.2 of Form 10 filed July 1, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSIT PRO TECH INC.

Dated: August 14, 2025	By:	/S/ Weihong Du
Weihong Du
Chief Executive Officer

