Form 10-K
period 2025-09-30
Transit Pro Tech Inc.
filed 2025-12-31
CIK 2016167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Yes ☒ No ☐

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

There were 20,236,794 shares of the Company’s common stock outstanding as of December 29, 2025.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2025 was $-0-. There was no trading market for the Common Stock as of March 31, 2025.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

Transit Pro Tech Inc. (“Transit Pro Delaware” or the “Company”) was formed by Weihong Du in June 2023 to engage in the business of developing, marketing and distributing leading edge software for the detection of faults and other defects in railroad tracks; the inspection of tunnel walls for stability and providing ancillary operational and monitoring systems related to the safe operation of railroads and vehicles generally.

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

The founding shareholders of Transit Pro Delaware (collectively, the “Founders”), own all of the outstanding shares of Shenzhen Beyebe Internet Technology Co. Limited (“Beyebe”) and Mr. Weihong Du, our Chairman and Chief Executive Officer, is Beyebe’s executive director and general manager. Beyebe is engaged in developing and marketing computer compliance software and hardware in the PRC. Beyebe is the owner of all of the outstanding equity of Beyebe AI Technology Inc. (“Beyebe AI”), a corporation formed under the laws of the state of California headquartered in Los Angeles.

As more fully discussed below, we entered into a Loan Agreement wherein Beyebe AI has agreed to lend us up to $1,000,000 to defray our expenses and a License Agreement with Beyebe wherein we have granted Beyebe the right to use and distribute within China hardware and software incorporating our intellectual property.

The following charts show our corporate structure, including the relationships resulting from the Loan Agreement with Beyebe AI and the License Agreement with Beyebe:

The Industry

According to the Federal Railroad Administration, the United States has the largest rail network in the world. It is estimated that as of the end of 2024, the United States had more than 140,000 miles (225,308 kilometers) of rail lines and that its operators had more than 23,156 locomotives and 1.66 million rail cars. In comparison, according to the Transportation Overview Report of the Ministry of Transport of China, as of the end of 2024, China had 162,000 kilometers of railways in operation, including 48,000 kilometers of high-speed railways; 22,500 railway locomotives, 81,000 railway passenger cars and 1,019,000 railway freight cars.

Sustained railroad infrastructure investment, adoption of new inspection technologies, the development of better track components, and advances in inspection and maintenance practices have decreased two of the leading causes of accidents: track and equipment failures. Proactive maintenance helps keep rail networks safe, improving service and reliability. Class I railroads’ mainline train accident rate in the United States decreased 43% from 2005 to 2024 Additionally, the equipment-caused accident rate is down 37% since 2005 and 2024 marked the lowest-ever rate of track-related accidents.

According to the Association of American Railroads, from 1980 to 2024, America’s privately owned freight railroads spent about $840 billion — averaging well over $23 billion per year over the past five years — to maintain and improve their networks. That investment amounts to more than $260,000 spent on average annually per mile of freight rail network. Inspections and maintenance of tracks and railbeds account for a significant portion of the amounts expended. In 2023 alone, Class I railroads reinvested $26.8 billion back into their systems—demonstrating a steadfast commitment to continuous improvement. Over the next five years, Class I railroads are projected to invest more than $12 billion a year into capital investment, with even higher totals from all freight railroads across North America.

According to Beijing Pu Hua You Ce Information Consulting Co., Ltd, in 2023, the Chinese railway repair and maintenance industry was about 18.70 billion USD (132.39 billion RMB), increasing by 9.25% annualy, and it is predicted to increase by 7% annually from 2024 to 2028.

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

Driver Management Systems

In addition to its focus on track maintenance, the railway industry is seeking to develop other modern technological solutions to improve safety in the operation of trains and around railroad tracks and rights of way. Further, there are efforts to develop systems to monitor engineers when driving a train to ensure they remain focused. In addition to developing rail flaw detection software, the Company intends to participate in the development of robots and other automated machines to perform tasks currently performed by humans and software related to ancillary methods of improving rail performance and decreasing accidents. In particular, the Company intends to develop intelligent video analysis tools to assess a driver’s ability to focus in real time and alert someone at control center if a driver is sleepy, inattentive or otherwise distracted. Such products may also be used in automobiles, trucks and other vehicles, including airplanes.

Business Objectives

Our primary goal is to develop a reputation within the United States and in other countries outside of China as a developer of leading-edge software for the detection of railroad track faults, robotics for the performance of dangerous tasks and software related to ancillary methods of improving rail performance and decreasing accidents. This will require that we build upon the knowledge base developed by Mr. Du to develop and then constantly upgrade our products to ensure that they remain compatible with the evolving railway market. In addition, we must seek to uncover new ways to analyze the information obtained through various methods of rail inspection to provide customers with more sophisticated information to enable them to more effectively monitor their rail lines.

We believe the knowledge base of Mr. Du and other members of our management provides us with a sound basis upon which to develop new software for the detection of rail faults, robotics for the performance of various tasks and software related to ancillary methods of improving rail performance and decreasing accidents. Although we will outsource some of our development work, by maintaining our headquarters in the United States, we will have personnel readily available to meet with prospective customers to discuss their needs and coordinate our efforts to provide products responsive to their needs. We believe that by combining the efforts of experienced software engineers in China and the efforts of our US personnel, we will be able to promptly respond to changes in the industry.

Sales and Marketing

Our approach to sales and marketing can be best understood through the concept of customer alignment. The railroad industries in most countries are dominated by a small number of large governmental and private operators. Further, the markets for rail monitoring equipment are generally dominated by a few large manufacturers. We target our marketing efforts by consulting with rail operators, including subways, and equipment manufacturers, to determine what they believe are opportunities in their countries to improve the information obtained through leading fault detection equipment and to improve rail performance and safety through the use of robotics and monitoring devices. Successful positioning requires that we earn a reputation within the United States as a preferred supplier by delivering sophisticated analyses and effective robotics rail operators can rely upon to improve operating efficiencies and reduce accidents.

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

Because we do not intend to devote resources to sales and marketing in the Chinese market, we have entered into a license agreement with Beyebe granting it the right for agreed upon fees to use and distribute within China hardware and software incorporating our intellectual property. To sell products and services into the Chinese railway industry, a vendor must be an entity organized and operating in the PRC, with previous experience in the industry. In addition, the vendor must have various ISO certifications, including ISO9001:2015 quality management certification, ISO14001:2015 environmental standard certification and ISO45001:2018 health standard certification and five-star after-sales certification. We believe that Beyebe has the qualifications required to market our driver management and rail flaw detection systems in China. Because Beyebe is owned by the initial shareholders of Transit Pro Delaware, conflicts of interest are inherent in any transaction between Transit Pro Delaware and Beyebe and its subsidiary, Beyebe AI.

Intellectual Property

Although certain of the software applications, robotic devices and pioneering methods we develop in the future will be eligible for patent and trademark protection, the costs of maintaining and enforcing such intellectual property rights may not afford us a competitive advantage. Nevertheless, we will seek to obtain patents on certain of our products and to also rely on maintaining the secrecy of our proprietary information to obtain a competitive advantage. To date, we have filed in the USPTO various patent applications and provisional applications with respect to inventions regarding the detection of rail faults, driver behavior analysis and robotics.

Competition

The markets for sophisticated software for the detection of rail faults and the development of driver, passenger and other ancillary safety systems including those using cutting edge robotics are highly competitive and characterized by rapid change. In the United States we will be competing against large well capitalized companies with extensive experience and relationships within the railroad industry, including well known software companies. In addition, there are few barriers to entry with respect to the development of analytical software systems, including those which rely upon AI, robotic devices and other safety systems and given the enormity of the railroad industries, these markets continually attract new competitors. The success of our software and other product offerings will be contingent upon our ability to provide superior solutions and a strong value proposition for potential customers.

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

The operation and maintenance of railroads are subject to extensive regulation in every country. In the United States, the leading regulator is the Federal Railroad Administration, a division of the US Department of Transportation. With respect to track maintenance and fault detection, there are regulations that govern how often tracks must be inspected and the methods (for example, direct viewing, ultrasound, radiography and magnetic induction) which may be used. Although our operations may not be directly subject to such regulations, we will have to design our software and other products to ensure that when a customer uses one of our solutions, it will be in compliance with all applicable regulations.

In addition to regulations pertaining to participants in the railway industry, we will be subject to regulations pertaining to the use of any software or hardware we develop. Governments have adopted various regulations regarding the security of information technology, in particular as it pertains to the privacy of personal data. Nevertheless, railroads are a part of the critical infrastructure in many countries and the governments in such countries have or should be expected to adopt regulations with respect to the need to maintain the security of information which could be used to sabotage railroads. Further, the condition of railways, the likelihood of an accident and an owner’s response to potential flaws, are highly confidential proprietary information. Our customers will need to know that any information developed with respect to their systems will not be accessible or given to third parties.

We also will be subject to numerous regulations applicable to businesses generally, including regulations relating to working conditions, employee compensation and the maintenance of welfare plans.

Properties

We currently maintain an office at 100N Barranca Street, Suite 460, West Covina, CA 91791 pursuant to a lease which terminates on June 30, 2028. The rent is $4,310 per month through June 30, 2026, $4,483 for the following twelve months and $4,662 for the twelve months ended June 30, 2028. Many of our employees operate remotely and we do not envision having to devote a significant amount of resources to providing offices to our personnel.

Employees

As of December 26, 2025, we had 10 employees devoting full-time services to the Company. Of these, four are engaged in research and development, four are in management, and two are in finance. We believe that our relationships with our employees and consultants are good.

Mr. Weihong Du, our chief executive officer, Coco Li, our Chief Accountant, Dr. Fan Jiang, a Vice President, and Mr. Hong Hu, a director, all reside in the United States. Six of our employees, including those engaged in research and development, primarily software development to support our operations in the US, are engaged by our Chinese subsidiary and are based in Shenzhen. None of our employees engage in sales and marketing activities in China on our behalf though members of our management are involved in the operations of Beyebe and Beyebe AI.

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

ITEM 1A. RISK FACTORS

Investing in or maintaining an investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this Report before deciding to invest in our securities. The risks and uncertainties described below or otherwise set forth in this Report are not the only ones facing our business. Some of these risks and uncertainties relate principally to our business, the industry in which we operate or to the securities markets generally and ownership of our securities specifically. Additional risks and uncertainties not presently known to us or that we believe to be immaterial may also adversely affect our business, results of operations, or financial condition. If any of the conditions described in the following risks actually occurs our business, financial condition, or results of operations could be harmed. In that case, the trading price of our common stock, if and when a market for our common stock develops, could decline, and investors in our securities may lose all or part of their investment.

Risks Related to Our Operations

We have a limited operating history on which to judge our performance and assess our prospects for future success.

We were formed on June 1st, 2023, and have a limited operating history on which to evaluate our prospects. We have not generated any revenues other than fees due pursuant to the Licensing Agreement with Beyebe and anticipate that we will not generate significant revenues in the immediate future. The amounts of future losses we will incur and when, if ever, we will achieve profitability and positive cash flow from operations are uncertain.

Our registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in their audit report.

Because we have yet to generate significant revenues, have incurred operating losses to date, have limited resources and expect to continue to incur losses for the immediate future, our registered public accounting firm in its audit report expressed substantial doubt about our ability to continue as a going concern. Our continued operation is dependent on our ability to raise sufficient funds to finance our activities until such time, if ever, we begin to generate positive cash flow. Our financial statements do not include any adjustments that might result from the uncertainty about our ability to continue its business.

We expect losses in the future.

We are expecting losses over the next 12 months because we do not yet have revenues sufficient to offset the expenses associated with our operations. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

We have funded our operations to date from the sale of our securities and through loans from a related party, Beyebe AI Technology Inc. a California corporation (“Beyebe AI”), which is a subsidiary of Beyebe and thus, controlled by Mr. Du. Consequently, at September 30, 2025, we had a shareholders’ deficit in excess of $805,000 and the amount of our deficit has increased from such date. Although Beyebe AI has indicated that it will provide loans of up to $1,000,000, there is no guarantee that it will do so or that it or any other related party will provide funds in excess of such amount if needed to continue operations.

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

The market in which we will compete is intensely competitive, dominated by a few large well-financed entities and characterized by rapid changes in technology, client expectations, industry standards, and frequent improvements to existing products. We expect competition to increase as other established or emerging companies enter the markets for software for the detection of rail faults and the development of robotics, driver, passenger and other ancillary safety systems. In the US, many of our competitors have a long history in fault detection and one participant in the industry has well established relationships with prospective clients and diverse product and service offerings. If we are unable to anticipate or effectively react to these challenges, our competitive position could weaken, and we could fail to achieve sufficient revenue to achieve our business goals which could materially and adversely affect our business, financial condition and results of operations.

If we are not able to effectively keep pace with technological developments that are attractive to our clients, our business, results of operations and financial condition could be adversely affected.

We will seek to design software that will analyze data obtained through various methods of inspecting railways and develop robotics to perform various tasks and, driver, passenger and other ancillary safety systems.. We will need to continually modify and enhance our products to keep pace with technological advancements. There can be no assurance that we will be able to do so, which could cause our products to fail to achieve market acceptance.

If we fail to effectively manage our growth, we may be unable to execute our business plan or adequately address competitive challenges and our business, financial condition and results of operations would be harmed.

Our success depends on our ability to generate revenues, achieve profitable operations and thereafter effectively manage the growth of our business, which will require that we develop our administrative, operational, financial and management systems and controls. Achieving profitability and managing our growth will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to manage our expected growth, the quality of our products, our relationships with our clients and ability to compete could suffer.

Dependence on Key Existing and Future Personnel.

Our success depends, to a large degree, upon the efforts and abilities of Weihong Du, our principal stockholder, Chairman and Chief Executive Officer. The loss of the services of Mr. Du or one or more of our key employees could have a material adverse effect on our operations. In addition, to achieve our business goals, we will need to recruit and retain additional management, financial personnel, key employees and consulting service providers in virtually all phases of our operations including members of our board of directors. Key employees and consultants will require a strong background in our industry. We cannot assure you that we will be able to successfully attract and retain key personnel.

Our success depends on our ability to attract and retain key technical, management and sales personnel while supporting the onboarding and career development of our team members.

Our ability to successfully execute on our business plan depends on the contribution of our senior management team as well as other key talent including creative product and software design, engineering and development personnel, management and sales personnel. The inability to retain personnel once hired will result in experience inefficiencies or a lack of business continuity due to employee turnover and new team members’ lack of historical knowledge and lack of familiarity with the design and development of our products. We may also experience additional costs as new employees learn their roles and gain necessary experience, in addition to the cost of hiring new individuals. If we were to lose the services of members of our senior management team or other key talent, our ability to successfully implement our business strategy, financial plans, product development, marketing and other objectives could be significantly impaired. In addition, if we are unable to attract and retain qualified key talent, we may not be able to effectively and efficiently manage our business and execute our business plan.

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

Ownership of our common stock is highly concentrated. Holders of our Class B Common Stock have preferential voting rights and have given Mr. Du the right to vote their shares. Your interests may conflict with the interests of our Mr. Du and the holders of our Class B Common Stock.

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

Conflict of Interests

We do not intend to devote significant resources to distributing our products within China. We have entered into a License Agreement with Beyebe allowing it to distribute the products we develop. All of the shares of Beyebe are owned by the initial holders of our Class B Common Stock. There is no guarantee that the terms of such agreement are comparable to those we would obtain if we were to enter into such an agreement with a third party. Further, there is no guarantee we will exercise our rights against Beyebe as we would against a third party. The License Agreement with Beyebe permits it to distribute our products only within China and we anticipate that Beyebe will not operate outside of China and will not attempt to offer our products outside of China. Nevertheless, there is no guarantee that Beyebe will not compete with us outside of China. If it were to do so, our operations could suffer and our financial conditions and results of operations may be materially and adversely affected and the price of our common stock could decline.

We have entered into a Loan Agreement with Beyebe AI pursuant to which we may borrow up to $1,000,000 to fund our operations. Beyebe AI is a wholly-owned subsidiary of Beyebe. There is no guarantee that the terms of such loan are comparable to those we would obtain if we were to seek equity or debt from a third party.

If we enter into additional agreements with Beyebe or Beyebe AI, there is no guarantee that the terms of such agreements will be as favorable as those we would obtain from a third party.

The success of our track inspection software depends on the success of third-party providers of the hardware used to inspect railway tracks and failures of these systems may adversely affect our business, results of operations and financial condition.

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

Under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations (“EAR”) and various economic and trade sanctions administered by the USDT Office of Foreign Assets Control (“OFAC”), our business activities are subject to various restrictions related to the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and require authorization for the export of certain encryption items. In addition, various countries have enacted permitting and licensing requirements that could limit our ability to service customers in those countries. If we were to fail to comply with the applicable import or export control laws, economic sanctions or other applicable laws, we could be subject to penalties which could be material to our business, operating results and prospects and could also harm our reputation.

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

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions and sanctions or related actions, could adversely affect our business. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our business may be materially adversely affected.

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

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Further, it is increasing its influence and control over businesses located or doing business in Hong Kong. The PRC government has published policies that significantly affected the railway industry, and we cannot rule out the possibility that the PRC government will release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. The central Chinese government or local governments having jurisdiction within China and Hong Kong may impose new, stricter regulations, or interpretations of existing regulations, that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations or could prohibit us or Beyebe from offering our products to the Chinses railroad industry. As such, our subsidiaries and Beyebe, our licensee, in the PRC may be subject to governmental and regulatory interference in the provinces in which they operate. We could also be subject to regulation by various political and regulatory entities, including local and municipal agencies and other governmental subdivisions. Our ability to operate in China may be impaired by any such laws or regulations, or any changes in laws and regulations in the PRC. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless. Further, intellectual property rights in China and Hong Kong are not as fully developed or enforced as in other countries. To the extent engineers employed by us in China develop concepts, ideas and software of value to us, or our intellectual property is owned by TP Hong Kong, there is no guarantee that businesses in China might not seek to obtain such intellectual property and enter into competition with us within or outside China or that the PRC government might not use our intellectual property on state own railways without compensating us. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction.

Changes in the PRC Government’s emphasis on development of China’s railway industry as well as changes in the trade relationship between the United States and China could affect our ability to generate business in China.

Our ability to develop business in China is dependent upon the continuation of government policies relating to the development of its railway industry and the ability of Beyebe to participate in such industry. We believe that Beyebe may provide our products and services to railroad operators and track maintenance companies. Any changes in the policies or practices that reduce China’s development of its railroads or that inhibit Beyebe’s ability to participate in the maintenance of railways could have an adverse impact on revenues Beyebe might generate from the sale of products pursuant to the License Agreement, which would reduce royalties payable to us pursuant to the License. Any regulations or practices that give preference to a China business rather than a licensee of a United States business would also make it more difficult or more expensive to operate our business. We cannot assure you that changes in law or practices will not impair our ability to generate revenues from our License with Beyebe.

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

Although we do not believe we are a China-based issuer, our business includes our subsidiaries in China, the License granted to Beyebe and the loan received from Beyebe AI, which are subject to the rules and regulations in China as well as China governmental intervention and influence. Further, all of our shareholders are shareholders of Beyebe. The rules and regulations in China can change quickly with little advance notice, and the Chinese government may intervene or influence our China operation at any time, may restrict Beyebe’s ability to remit funds to Beyebe AI to serve as a loan to us, or may exert more control over offerings conducted overseas and/or foreign investment in us, which could result in a material change in our operations in China and our operations in the U.S. and could cause the value of our securities to significantly decline or be worthless, and limit the legal protections available to us. Further, although we believe that Beyebe is not a foreign owned enterprise, and that the presence of the License Agreement between us and Beyebe and the overlap in our shareholdings will not prevent Beyebe from participating in the railway industry, there is no assurance it will be able to do so.

We believe that neither we nor our PRC subsidiaries are required to obtain permissions from Chinese authorities for a public offering of our securities to investors outside of China (foreign investors).

On July 6, 2021, the relevant PRC government authorities published the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. As of the date hereof limited official guidance or related implementation rules have been issued in relation to these recently issued opinions and the interpretation and implementation of these opinions remain unclear at this stage. On December 24, 2021, the CSRC issued the Administration Provisions and the Measures. On February 17, 2023, the CSRC released the Trial Measures and five supporting guidelines. The new regulations require PRC Companies to make certain filings with the CSRC. The new regulations authorize the CSRC to review such fillings, penalize relevant PRC Companies or people in charge, or report to overseas securities regulatory institutions in case of violation of the Trial Measures, in order to ensure PRC Companies are in compliance with PRC regulations and policies. The new regulations became effective on March 31, 2023. On May 7, 2024, the CSRC issued the “Regulatory Rules Application Guidelines, Category 7 for Overseas Issuance and Listing: Regulatory Requirements for Domestic Enterprises Transferring from Overseas OTC Markets to Overseas Stock Exchanges for Overseas Issuance and Listing.” The Regulatory Rules were intended to clarify certain issues related to a PRC domestic company’s obligation to file with the CSRC in connection with its listing on an overseas OTC market or an overseas stock exchange. In particular, the CSRC stated that the phrase “overseas issuance and listing” refers to activities related to issuing and listing on an overseas stock exchange and the listing of a PRC domestic company on an overseas OTC market does not fall within the scope of activities requiring a filing with the CSRC. Further, the CSRC stated that a PRC domestic company transferring to an overseas stock exchange for listing from an overseas OTC market should file with the CSRC within three working days after submitting the application documents for listing on the overseas exchange in accordance with the relevant requirements for an initial public offering and listing on an overseas stock exchange and, according to the “Notice on Filing Management Arrangements for Domestic Enterprises’ Overseas Issuance and Listing,” As a result of the May 7th issuance of the Regulatory Rules, we have determined until such time as we seek to be listed on a stock exchange outside of China, we are not required to submit filings to the CSRC in connection with an offering of shares of our securities.

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

Although we are a Delaware corporation headquartered in the United States with its management team and operations in the United States, through our subsidiaries, we conduct business in China, and our China business is subject to Chinese law. Our operations in China may be impacted or influenced by the new regulations and policies of the Chinese government. For example, on July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued “The Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or “the Opinions.” The Opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision over overseas listings by Chinese companies. According to the Opinions, measures, including promoting the institution of relevant regulatory systems, will be taken to control the risks and manage the incidents from overseas-listed Chinese companies. On July 10, 2021, CAC published the Cybersecurity Review Measures (Revised Draft for Public Comments), or the “Review Measures (Draft),” and on December 28, 2021, the CAC and other ministries and commissions jointly promulgated the Cybersecurity Review Measures, which came into effect on February 15, 2022, intended to further restate and expand the applicable scope of the cybersecurity review. Pursuant to the Cybersecurity Review Measures, entities engaging in data processing activities that affect or may affect national security are subject to cybersecurity review. Cybersecurity Review Measures further stipulate that if a network platform operator possesses the personal information of more than one million users and intends to list in a foreign country, it shall apply to the CAC for cybersecurity review. Although we are unlikely to be considered an online platform operator as defined in the Cybersecurity Review Measures, it is not certain whether any future regulations will impose restrictions on the business that we conduct in China. Because our PRC subsidiaries do not deal with the public and do not possess personal data of at least 1,000,000 users, we do not believe that we are required to apply for review by the Cybersecurity Review Office. In the event that, in the future, we possess such data or if the requirements for review are changed, we may be required to obtain such approval, the failure of which could affect our ability to have our common stock traded on Nasdaq. Any additional restriction, scrutiny or negative publicity regarding US corporations which have operations in China could cause US investors to become less interested in our securities, or hinder our ability to offer, or continue to offer, our securities to investors and cause the value of such securities to significantly decline or be worthless.

Our ability to collect royalties due from Beyebe may be adversely impacted by its ability to collect its receivables and China’s monetary controls.

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

Beginning in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, began to implement a series of capital control measures, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government has continued to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. Likewise, though Beyebe is not our subsidiary, capital control measures currently in place will limit its ability to remit funds to Beyebe AI, its subsidiary for purposes of making a loan to us or acquiring our securities.

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

Our auditor, Summit Group CPAs P.C., formerly known as YU Certified Public Accountants, an independent public accounting firm registered with the PCAOB, and an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is based in the United States and has been inspected by the PCAOB on a regular basis. Our auditor is not headquartered in mainland China or Hong Kong and was not identified as a firm subject to the determinations announced by the PCAOB on December 16, 2021. Nevertheless, should the PCAOB be unable to fully conduct inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, if our securities were then traded on an exchange, that exchange may determine to delist our securities.

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

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year or ten-year plans and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions within the PRC. Although the PRC government has stated that economic development will follow the model of a market economy, the concept of a market economy in the PRC is different from the way a market economy is understood in the United States. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Further, the availability of credit in the PRC can have a major impact on the ability of companies to purchase or otherwise acquire capital assets. While the Chinese economy has grown significantly in the past 30 years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy but may also have a negative effect on an individual or group of businesses. We cannot assure you that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment. The interpretation of some of these measures, including tax measures, is both complex and evolving and it may be difficult to ascertain, with any degree of certainty, whether we are in compliance. our financial condition and results of operations may be adversely affected by the effects of government control over capital investments or changes in and interpretations of tax, currency and other regulations that are applicable to it.

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

Restrictions on currency exchange may limit our ability to use any revenues generated in China to fund our business activities in the United States and to make dividend payments to our shareholders in U.S. dollars. Under current PRC laws and regulations, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions and dividend distributions. However, RMB is not freely convertible for direct investment or loans or investments in securities outside China, unless such use is approved by the PRC State Administration of Foreign Exchange (“SAFE”). For example, foreign exchange transactions under our subsidiaries’ capital accounts, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval requirement of SAFE. These limitations could affect our ability to obtain foreign exchange for capital expenditures.

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

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions in a civil law system may be cited as reference but have limited precedential value. Since 1979, newly introduced PRC laws and regulations have significantly enhanced the protection of interests relating to foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system is continuing to evolve, the interpretations of such laws and regulations may not always be consistent, and enforcement of these laws and regulations involves significant uncertainties, any of which could limit available legal protections.

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

Our Chief Financial Officer resides outside of the United States and all of our officers and directors previously resided in China and could choose to or be required to move outside of the United States or back to China. Therefore, investors may not be able to enforce federal securities laws or other legal rights against those officers and directors.

Our Chief Financial Officer resides outside of the United States and all of our officers and directors previously resided in China and could choose to move outside of the United States or back to China or be forced to move outside of the United States or back to China as a result of the ongoing disputes between China and the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those officers and directors located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws. In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions. Therefore, recognition and enforcement in the PRC of judgments of United States courts in relation to any matter may be difficult or impossible. There is uncertainty as to whether the courts of the PRC would enforce judgments of United States courts obtained against these persons predicated upon the civil liability provisions of the United States federal and state securities laws. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against a company in China for disputes if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit. It will be, however, difficult for U.S. shareholders to originate actions in the PRC against us or our directors who are located in the PRC in accordance with PRC laws because we are incorporated under the laws of the State of Delaware and it will be difficult for U.S. shareholders, by virtue only of holding our common stock, to establish a connection to the PRC for a PRC court to have jurisdiction as required under the PRC Civil Procedures Law. In addition, it also takes the costs and time for U.S. shareholders to take such court procedures in order to enforce liabilities and judgments in China. As a result of the foregoing, it would be very expensive and time-consuming for a stockholder to either seek to enforce a U.S. judgment in China or to commence an action in a Chinese court, with a strong likelihood that the stockholder will not be successful.

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

SAFE has promulgated regulations, including the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or SAFE Circular No. 37, effective on July 4, 2014, and its appendices, that require PRC residents, including PRC institutions and individuals, to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular No. 37 as a “special purpose vehicle.” SAFE Circular No. 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

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

The PRC tax authorities have discretion under SAT Notice No. 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the transferred equity interests and the investment cost. We may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-PRC resident enterprise under the EIT Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under and SAT Notice No. 7, our income tax expenses associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

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

We may, in the future, issue additional securities, which would reduce investors’ percentage of ownership and may dilute our share value.

Our Articles of Incorporation authorize us to issue 100,000,000 shares of common stock including 80,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock, and 1,000,000 shares of preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock or preferred stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders and might have an adverse effect on any trading market for our common stock. Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our stockholders.

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

Our authorized common stock is divided into two series, denominated as “Class A common stock” and “Class B common stock.” Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to twenty votes per share. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law or our amended and restated certificate of incorporation. The stockholders holding shares of Class B common stock collectively beneficially own shares representing a majority of the voting power of our outstanding capital stock. By virtue of proxies granted to him by the holders of our Class B common stock Weihong Du controls all of the voting power represented by our outstanding shares of Class B common stock. Because of our dual class structure, we anticipate that, for the foreseeable future, Mr. Du will continue to be able to control all matters submitted to our stockholders for approval, including the election and removal of directors. Mr. Du may vote in a way which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

Our overall strategy in combatting known cybersecurity risks includes a variety of individual tactics, including:

●	Utilizing e-mail services and cloud based storage systems offered by well-known reputable software and service providers which incorporate cybersecurity protections in their products.

●	the use of antivirus software, virtual private networks, email security, as well as other software to prevent and detect data intrusions.

●	if necessary, the use of third-party security experts if and when an incident is detected.

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

ITEM 2. PROPERTIES

We currently maintain an office at 100N Barranca Street, Suite 460, West Covina, CA 91791 pursuant to a lease which terminates on June 30, 2028. The rent is $4,310 per month through June 30, 2026, $4,483 for the following twelve months and $4,662 for the twelve months ended June 30, 2028. Many of our employees operate remotely and we do not envision having to devote a significant amount of resources to providing offices to our personnel.

ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any material legal or administrative proceedings and are not aware of any claim which might lead to a material legal or administrative proceeding being commenced against us in the foreseeable future.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

On December 26, 2025, there were approximately 49 holders of record of our Class A Common Stock and our Class B Common Stock. The number of record holders does not include beneficial owners of those holders of record which are entities which may have more than one record or beneficial owners.

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

Recent Sales of Unregistered Equity Securities

All sales of unregistered securities made by us during the fiscal year ended September 30, 2025 were previously reported.

Purchases of Our Equity Securities

No repurchases of our common stock were made by us during the fiscal year ended September 30, 2025.

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

Overview

We were organized by Mr. Weihong Du in June 2023 to engage in the business of developing, marketing and distributing leading edge software for the detection of faults and other defects in railroad tracks; the inspection of tunnel walls for stability and providing ancillary monitoring systems related to the safe operation of railroads and vehicles generally. Mr. Du, the principal stockholder, chairman and president of the Company, has engaged in the development of software to assist in the detection of faults and other defects in railroad tracks in China for more than 7 years. In an effort to respond to perceived needs of railway operators, we have begun to develop robots and other automated systems for the performance of dangerous and repetitive tasks necessary for the operation of railroads.

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

Although Mr. Du has had business success in mainland China, he formed our Company for the purpose of marketing our products outside of mainland China. He believes that that the opportunities afforded by competitive market economies outside of mainland China exceed the long-term opportunities of doing business in communist China. Since formation, we have organized a subsidiary in Hong Kong, TP Hong Kong, which in turn organized a wholly-owned subsidiary in the People’s Republic of China, SGTCL, hired employees and consultants, including individuals based in China engaged in the development of our software, filed patent applications and provisional patent applications in the United States, one related to railway fault detection analysis, another relating to the monitoring of subway engineers to increase driver safety and a third relating to robotics, participated in academic conferences, marketing events and exhibitions in the United States and met with various prospective users of our products. While it is Mr. Du’s goal to grow primarily by hiring individuals in the United States, he chose initially to engage software engineers in China with whom he was familiar to initiate development of our products. We will continually assess the benefits and possible detriments of relying upon individuals outside of the United States, in particular within China, in an effort to maximize our returns.

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

Results of Operations

Selected Financial Information Years Ended September 30, 2025 and 2024:

	For the year ended September 30,
	2025		2024
	US$	% of Revenue	US$

Revenue	363,726	100.0	—
Cost of revenue	(87,602)	(24.1)	—

Gross profit	276,124	75.9	—
General and administrative expenses	(716,944)	(197.1)	(814,725)
Research and development expenses	(171,038)	(47.0)	(172,584)

Operating losses	(611,858)	(168.2)	(987,309)
Other income/(expense)	(17,713)	(4.9)	6,332
Interest expense	(1,238)	(0.3)	(14,293)

Loss before income taxes	(630,809)	(173.4)	(995,270)
Income taxes expense	—	—	—
Net losses	(630,809)	(173.4)	(995,270)

Revenue:

During the year ended September 30, 2025 ("Fiscal 2025"), we generated revenues of $363,726, representing $282,000 of the annual license fee of $300,000 (deducted VAT at 6%), and royalty revenue of $35,257, paid by Beyebe in respect of products distributed by Beyebe in China incorporating our technologies, and service fee revenue of $46,469 paid by Beyebe. During the year ended September 30, 2024 ("Fiscal 2024") we did not generate any revenues.

Gross Profit: Gross profit for Fiscal 2025 was $267,124, as the cost of revenue was $87,602, consisting primarily of travel and promotional expenses and taxes. We generated no revenue in Fiscal 2024 and thus had no gross profit during such year.

General and Administrative Expenses: General and administrative expenses were $716,944 for Fiscal 2025, a decrease of $97,781 from $814,725 for the prior fiscal year. The principal components of general and administrative expenses for Fiscal 2025 consisted of accrued salaries of $240,591 and professional fees of $343,179 relating to our status as a reporting company and patent filings. It is expected that general and administrative expenses will increase as we increase our marketing efforts.

Research and Development: We incurred research and development expenses during Fiscal 2025 of $171,038 compared to $172,584 in Fiscal 2024. We expect that we will continue to incur research and development expenses as we continue to refine our existing product offerings and seek to offer additional products.

Interest Income (Expense): We had interest expense of $1,238 in Fiscal 2025, as compared to interest expense of $14,293 during Fiscal 2024. We anticipate that until such time as we raise sufficient equity or become cash flow positive, we will continue to incur interest expense as we remain dependent on borrowings from Beyebe AI to conduct our operations.

Other income (expense): We generated other expenses of $17,713 during Fiscal 2025, as compared to other income of $6,332 in Fiscal 2024. Our other income and expense are mainly the result of gains and losses from foreign currency exchanges. As the amounts of these gains and losses are not significant, we have not entered into any hedging transactions.

Net Loss: Net loss for Fiscal 2025, was $630,809 compared to a net loss of $995,270 in Fiscal 2024. Our net loss reflects expenses incurred seeking to develop and market our products in the absence of revenues other than those generated pursuant to our Licensing Agreement with Beyebe.

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

On December 31, 2023 (the “Execution Date”), we entered into a Loan Agreement with Beyebe AI wherein it agreed to lend us up to $1,000,000 during the period commencing on the Execution Date of the Loan Agreement and ending on the third anniversary thereof. All amounts borrowed will bear interest at the rate of 7.50% per annum and are payable in full on the third anniversary of the Execution Date. All amounts borrowed and interest accrued thereon are to be repaid on each anniversary of the Execution Date of the Loan Agreement and may immediately be reborrowed up to the $1,000,000 limit. Any amount not paid on its due date will bear additional interest at the rate of 0.1% per day. The amount due Beyebe AI was reduced with a portion of the proceeds of the private placement described above. The amount outstanding pursuant to this loan as of September 30, 2025, was $112,884, inclusive of accrued interest of $332.

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

At September 30, 2025, we had cash and equivalents of $26,886. As of such date, our total liabilities were $993,820, among which were $903,900 of current liabilities and of which $497,478 was due to related parties. At September 30, 2025, we had a working capital deficit in excess of $867,000 and a shareholders deficit of $805,397. These conditions, together with our history of losses and inability to generate significant revenues, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations as described above.

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

Our ability to obtain funds through the issuance of debt or equity is dependent upon the state of the financial markets at such time as we may seek to raise funds. The state of the capital markets may be adversely impacted by various risks and uncertainties, including, but not limited to future and current impacts of global events such as public health crises, ongoing or new conflicts, banking crises, increases in inflation, the imposition of tariffs and shifts in government alliances and other risks detailed in the risk factors detailed in this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our net cash flow from operating, investing and financing activities in the Fiscal 2025 and 2024:

	Year Ended
	September 30,
	2025	2024
Cash provided by (used in)
Operating activities	$(554,174)	(732,578)
Investing activities	—	—
Financing activities	559,465	741,244
Net increase (decrease) in cash	$5,291	$8,666

Cash Provided By Operating Activities

For Fiscal 2025, we used $554,174 of cash in operations as compared to $732,578 used in operations for Fiscal 2024.

The substantial decrease in cash used in operations in Fiscal 2025 was driven by the decrease in net loss resulting from the generation of $363,726 in revenue and a decrease of approximately $98,000 in general and administrative expenses.

Cash Provided by Financing Activities

For Fiscal 2025 we generated cash from financing activities of $559,465. During Fiscal 2025, we received $947,174 from a private placement of our common stock, which was partially offset by a reduction of borrowings under our Beyebe by $481,788.

For Fiscal 2024 cash provided by financing activities was $741,244. During Fiscal 2024, we increased borrowings from Beyebe by $340,415 and SZ Beyebe by $405,110.

Contractual Obligations

At September 30, 2025, our significant contractual obligations included $115,871 due to Beyebe AI and $370,919 due to Beyebe and accrued expenses of $362,735 due to third parties.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We incurred losses of $630,809 and $995,270 during Fiscal 2025 and 2024, respectively, and as of September 30, 2025, had a working capital deficit in excess of $867,000 These factors raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors in particular, the speed at which we seek to develop our business, the number of software products we seek to develop and our ability to generate revenues. In all likelihood we will remain dependent upon the efforts of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we are generating positive cash flow. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our president and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on such evaluation, our president and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, for, among others, the reasons set forth below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, we have concluded that our internal controls over financial reporting were not effective as of September 30, 2025, due to the lack of personnel familiar with U. S. generally accepted accounting principles, the lack of an oversight committee and the lack of a sufficient number of personnel to allow for the required segregation of duties. Management will consider the need to add personnel and implement improved review procedures as we begin to generate positive cash flow.

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

Name	Age	Positions
Weihong Du	51	Director and Chief Executive Officer

Hong Hu	58	Director

Li’ou Xie	49	Chief Financial Officer

Fan Jiang	56	Vice President

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

Our subsidiary, SGTCL entered into an engagement agreement with Mr. Xie effective January 1, 2024. Pursuant to the terms of the agreement, Mr. Xie serves as the financial manager for a term of three years, concluding December 31, 2026, at a monthly salary and bonus of RMB52,200 (approximately US$7,357).

Any changes to the employment agreements?

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our Class A common stock and our Class B Common Stock as of December 26, 2025 by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group and (iii) each person known by us to own beneficially more than 5% of our outstanding Class A common stock or Class B common stock. Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable, and subject to the proxy granted in favor of Weihong Du, as discussed below.

Unless otherwise indicated, the address of each of the officers and directors is c/o Transit Pro Tech, Inc., 100 N. Barranca Street, Suite 460, Covina, California 91791.

	Shares Beneficially Owned
	Class B Common Stock	Class A Common Stock	Class B Common Stock	Class A Common Stock	Aggregate Voting Power		Aggregate Voting Power Due to Proxy
Name of Beneficial Owner	Shares	Shares (1)	Percentage of Each Class		Number of Votes (2)	Percentage of Votes(2)	Number of Votes (3)	Percentage of Votes (3)
Directors and Named Executive Officers

Weihong Du (4), Chairman and Chief Executive Officer	5,086,660	157,320	26.22%	18.80%	101,890,520	99.89%	388,157,320	99.8%
Hong Hu, Director (5)	3,114,380	96,320	16.05%	11.51%	62,383,920	16.05%	96,320	*
Liu Mei Li (4), Secretary and Treasurer	—	—	—	—	—	—	—	—
Li’ou Xie (6), Chief Financial Officer	1,778,680	55,020	9.17%	6.58%	35,628,620	*	55,020	*
Fan Jiang, Vice President	—	1,000	—	0.12%	1,000	—	1,000	—

All directors and executive officers as a group (5 persons)	9,979,720	309,660	51.44%	37.01%	199,904,060	51.41%	388,309,660	99.9%

More than 5% Stockholders

Hairong Wang(5)	3,114,380	96,320	16.05%	11.51%	62,383,920	16.05%	96,320
Feipeng Liang(7)	3,757,720	116,220	19.37%	13.89%	75,154,400	19.37%	116,220
Cheng Xu(7)	3,757,720	116,220	19.37%	13.89%	75,154,400	19. 37%	116,220
JianHang Xu(7)	3,757,720	116,220	19.37%	13.89%	75,154,400	19. 37%	116,220
Jian Lian(7)	3,757,720	116,220	19.37%	13.89%	75,154,400	19. 37%	116,220
Xiguang Ye (8)	2,117,020	65,480	10.91%	7.83%	42,405,880	10.91%	65,480
Xingyao Cai (9)	1,025,280	31,700	5.28%	3.79%	20,537,300	5.28%	31,700
Xiaobo Lu (9)	1,025,280	31,700	5.28%	3.79%	20,537,300	5.28%	31,700
Yanqun Cai (9)	1,025,280	31,700	5.28%	3.79%	20,537,300	5.28%	31,700
Shanren Cui		193,294		23.10%	193,294		193,294

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Related Party Transactions

Since the organization of the Company in June 2023, the Company has not entered into any transaction with any related party where the amount involved was in excess of $120,000 or one percent of the Company’s total assets at September 30, 2025, except for the Loan Agreement with Beyebe AI and the License Agreement between the Company and Beyebe. All of the outstanding equity of Beyebe is owned by the founding shareholders of Transit Pro Delaware and Beyebe AI is a wholly-owned subsidiary of Beyebe.

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

Pursuant to the License Agreement, entered into in January 2024, the Company has granted to Beyebe the right to use and grant others a sublicense to use Company’s Licensed Intellectual Property, as such term is defined in the License Agreement, and to use and sell the Company’s Licensed Products, as defined in the License Agreement, within mainland China. In consideration of the rights granted in the License Agreement, Beyebe is to pay (i) no later than January 15 of each calendar year commencing 2025, a fixed license fee. The amount of the fixed fee is US$300,000 for the year ending December 31, 2024, and for each year thereafter will be such amount as is agreed upon by the parties, and (ii) a royalty equal to 15% of the revenue generated by Beyebe from the distribution of the Licensed Products and Licensed Intellectual Property. We agreed with Beyebe that the fixed fee for each of calendar years 2025 and 2026 will be $300,000. The License Agreement has a term which expires on December 31, 2040.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our current independent registered public accounting firm is Summit Group CPAs P. C., formerly known as Yu Certified Public Accountant, P. C. We engaged Summit Group CPAs in October, 2023. The following table shows its fees for audit and other services in relation to our September 30, 2025 and 2024 fiscal years:

	For the fiscal years ended September 30,
	2025	2024
Audit service:	$65,000	$40,128
Audited related services:	—	—
Tax service:	—	—
Others:	—	—
Total:	$65,000	$40,128

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10 filed July 1, 2024).

3.2	By-Laws (Incorporated by reference to Exhibit 3.2 of Form 10 filed July 1, 2024).

4.1	Description of the Company’s Securities registered pursuant to Section 12 of the Exchange Act (Incorporated by reference to Form 10 filed July 1, 2024, as amended).

10.1	Loan Agreement made in December 2023, between the Registrant and Beyebe AI Technology Inc. (Incorporated by reference to Exhibit 10.1 of Form 10 filed July 1, 2024).

10.2	License Agreement made in January 2024, between the Registrant and Shenzhen Beyebe Internet Technology Co. Limited (Incorporated by reference to Exhibit 10.2 of Form 10 filed July 1, 2024).

10.3	Employment Contract dated July 1, 2023, between the Registrant and Weihing Du (Incorporated by reference to Exhibit 10.3 of Form 10 filed July 1, 2024).

10.4	Temporary Employment Agreement dated July 1, 2023, between the Registrant and Jiang Fan (Incorporated by reference to Exhibit 10.4 of Form 10 filed July 1, 2024).

10.5	Agreement dated January 1, 2024, between Shenzhen Guantu Technology Co., Limited and Li’ou Xie (Incorporated by reference to Exhibit 10.5 of Form 10 filed July 1, 2024).

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 of Form 10-K filed December 27, 2024)

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act of 1934.

32.1**	Certification of principal executive officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of principal financial officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

* Filed herewith

** Furnished Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transit Pro Tech Inc.
(Registrant)

Date: December 31, 2025	By:	/s/ Weihong Du
Weihong Du
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Weihong Du	Chief Executive Officer,	December 31, 2025
Weihong Du

/s/ Hong Hu	Director	December 31, 2025
Hong Hu

/s/ Li’ou Xie	Chief Financial Officer	December 31, 2025
Li’ou Xie

TRANSIT PRO TECH INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Transit Pro Tech Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Transit Pro Tech Inc. (a Delaware corporation), and its subsidiaries (collectively referred as the “Group”) as of September 30, 2025 and 2024, the related consolidated statements of operations, consolidated statements of shareholders’ deficit, and consolidated statements of cash flows, for the years ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as of September 30, 2025 and 2024, and the results of its operations and its cash flows, for the years ended September 30, 2025 and 2024, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Group will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Group has continued to incur losses, and it has not yet to generate favorable working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on the Group’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below is the matters, arising from the current audits of the consolidated financial statements, which was communicated or required to be communicated to the audit committee, and that (i) related to accounts or disclosures which are material to the consolidated financial statements, and (ii) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Summit Group CPAs P.C. (formerly known as “Yu Certified Public Accountant, P.C.”)

(PCAOB ID: 5910)

We have served as the Company’s auditor since 2023.

New York, New York

December 31, 2025

TRANSIT PRO TECH INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2025 and 2024

	2025	2024
	US$	US$
ASSETS
Current assets
Cash and cash equivalents	26,886	16,507
Deposit and other receivables, net	9,772	5,665
Amount due from shareholders, net	—	14,446
Total current assets	36,658	36,618

Non current asset
Property and equipment, net	18,682	—
Right-of-Use Asset	133,083	—
Total non current assets	151,765	—
Total assets	188,423	36,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	362,735	301,596
Amount due to shareholders	3,395	—
Amount due to related parties	494,083	861,872
Lease liabilities - current	43,687	—
Total current liabilities	903,900	1,163,468

Non current liabilities
Lease liabilities - non current	89,920	—
Total non current liabilities	89,920	—
Total liabilities	993,820	1,163,468

Shareholders’ deficit
Common stock- $0.0001 par value, 100,000,000 authorized shares, 20,236,794* issued and outstanding shares on September 30, 2025 and $0.0001 par value, 20,000,000 authorized shares, 20,000,000* issued and outstanding shares on September 30, 2024	2,024	100
Additional paid-in capital	955,150	9,900
Accumulated other comprehensive loss	5,088	—
Accumulated deficit	(1,767,659)	(1,136,850)
Total shareholders’ deficit	(805,397)	(1,126,850)
Total liabilities and shareholders’ deficit	188,423	36,618

*The shares are presented on a retrospective base to reflect the Company’s reverse stock split effected on October 8, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSIT PRO TECH INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended September 30, 2025 and 2024

	For the year ended September 30,
	2025	2024
	US$	US$

Revenue	363,726	—
Cost of revenue	(87,602)	—

Gross profit	276,124	—
General and administrative expenses	(716,944)	(814,725)
Research and development expenses	(171,038)	(172,584)

Operating losses	(611,858)	(987,309)
Other income/(expense)	(17,713)	6,332
Interest expense	(1,238)	(14,293)

Loss before income taxes	(630,809)	(995,270)
Income taxes expense	—	—
Net losses	(630,809)	(995,270)

Other comprehensive income
Foreign currency translation adjustment	(5,088)	—
Total comprehensive loss	(635,897)	(995,270)

Loss per share
– Basic and diluted	(0.03)	(0.05)

Weighted average number of ordinary shares outstanding*
– Basic and diluted	20,181,657	20,000,000

*The shares are presented on a retrospective base to reflect the Company’s reverse stock split effected on October 8, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSIT PRO TECH INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the years ended September 30, 2025 and 2024

	Common stock	Paid in capital	Subscription receivable	Accumulated deficit	Accumulated other comprehensive income	Total
	US$	US$	US$	US$	US$	US$
As of September 30, 2023	100	9,900	(10,000)	(141,580)	—	(141,580)
Proceeds from shareholders	—	—	10,000	—	—	10,000
Net losses for the year	—	—	—	(995,270)	—	(995,270)
As of September 30, 2024	100	9,900	—	(1,136,850)		(1,126,850)

Stock split	1,900	(1,900)	—	—	—	—
Issuance of common stock	24	947,150	—	—	—	947,174
Net losses for the year				(630,809)	—	(630,809)
Foreign currency translation adjustment	—	—	—	—	5,088	5,088
As of September 30, 2025	2,024	955,150	—	(1,767,659)	5,088	(805,397)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSIT PRO TECH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2025 and 2024

	2025	2024
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Loss before income taxes	(630,809)	(995,270)
Interest expense	1,238	14,281
Allowance for credit losses	(295)	411
Amortization of right-of-use assets	11,720	—

Changes in operating assets and liabilities:
Increase in deposit and other receivables	(4,107)	(5,781)
Amount due from shareholders	18,136	(14,741)
Increase in accrued expenses and other payables	61,139	268,522
Operating lease liabilities	(11,196)	—
Net cash used from operating activities	(554,174)	(732,578)

Cash flows from financing activities
Proceeds from shareholders	947,174	10,000
Amount due to related parties	(387,709)	731,244
Net cash provided by financing activities	559,465	741,244

Effect of foreign currency translation	5,088	—

Net increase in cash and cash equivalents	10,379	8,666
Cash and cash equivalents, beginning of period	16,507	7,841
Cash and cash equivalents, end of period	26,886	16,507

Supplemental disclosures of cash flow information:
Tax paid	—	—
Interest paid	15,187	12

The accompanying notes are an integral part of these consolidated financial statements.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

1.	Organization

Transit Pro Tech Inc (the “Company”) was incorporated in the State of Delaware on June 1, 2023. On July 24, 2023, the Company had established a wholly-owned subsidiary, Transit Pro Tech. Limited (the “TPTL”), a limited liability company registered in Hong Kong. On December 7, 2023, the TPTL had established a wholly-owned subsidiary, Shenzhen Guantu Technology Co., Limited (the “SGTCL”) in Shenzhen, the People’s Republic of China.

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

The Group incurred net losses, and utilized cash in operations since inception, has an accumulated deficit as of September 30, 2025, of $1,767,659, as well as expects to incur future additional losses. The Group’s cash level as of September 30, 2025 was $26,886, which was not adequate for operations in the 2025 fiscal year and financing was needed.

These factors raise substantial doubt about the Group’s ability to continue as a going concern for the next twelve months from the date of issuance of these consolidated financial statements.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

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

For the years ended September 30, 2025 and 2024

2.	Summary of significant accounting policies (continued)

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary, for which, the Company is the primary beneficiary. All significant inter-company transactions and balances between the Company and its subsidiary are eliminated upon consolidation. Result of its subsidiary are consolidated from the date on which control is transferred to the Company.

As of September 30, 2025 and 2024, the detail of the Company’s subsidiary is as follows:

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

Cash and cash equivalents

The Group considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of September 30, 2025 and 2024, cash consists primarily of checking and savings deposits. The Group’s cash balances may exceed those that are federally insured. To the issuance date of such consolidated financial statements, the Group has not recognized any losses caused by uninsured balances.

Restricted Cash

The Group classifies all cash whose use is limited by contractual provisions as restricted cash. As of September 30, 2025 and 2024, the Group had no restricted cash.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

2.	Summary of significant accounting policies (continued)

Revenue recognition

The Group adopted ASC 606 since June 1, 2023, the date incorporation. The Group’s revenue is primarily derived from license agreements. The adoption of ASC 606 affected the Group’s revenue recognition model for fixed fee license revenue , royalty revenue and royalty revenue and service fee revenue presented in the Groups’ s unaudited condensed consolidated statements of operations.

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

Service fee revenue

In applying ASC 606, the recognition of service fee revenue is primarily based on the completion status of performance obligations. The Group recognizes service fee revenue at a point in time when the customer obtains control of the promised service.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

2.	Summary of significant accounting policies (continued)

Revenue recognition (continued)

	For the year ended September 30,
	2025	2025
	US$	US$

Fixed fee license revenue	282,000	—
Royalty revenue	35,257	—
Service fee revenue	46,469	—
Total revenue from related party	363,726	—

	For the year ended September 30,
	2025	2024
	US$	US$
Timing of Revenue Recognition
At a point in time	81,726	—
Over time	282,000	—
	363,726	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

2.	Summary of significant accounting policies (continued)

Income taxes (continued)

In accordance with ASC 740, Income Taxes, the Group is required to evaluate whether its tax positions taken or expected to be taken are more likely than not to be sustained upon examination by the taxing authority. As of September 30, 2025 and 2024, the management of the Group have determined that no provision for income taxes is required for the Group’s consolidated financial statements based on review of the Group’s tax positions for all open years. The Group does not expect that its assessment regarding unrecognized tax benefits will materially change over the next 12 months. However, the Group’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, compliance with U.S. federal, U.S. state and foreign tax laws, and changes in the administrative practices and precedents of the relevant taxing authorities.

The Group recognize interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. During the years   ended September 30, 2025 and 2024, no interest or penalties related to unrecognized tax benefits was recognized. As of September 30, 2025 and 2024 the Group has no accrued interest or penalties.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Electronic equipment	3 years

The Group’s electronic equipment was purchased from Shenzhen Beyebe Internet Technology Co. Limited (“SZ BEYEBE”), a related party under same shareholder, Weihong Du’s control of the Group. in September 2025 and the depreciation was nil as of September 30, 2025.

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

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

2.	Summary of significant accounting policies (continued)

Leases (continued)

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

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

2.	Summary of significant accounting policies (continued)

Concentration risks (continued)

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

As of September 30, 2025 and 2024, deposit and other receivables of $9,772 and $5,665 were within one year and were classified as balances with low risk.

Movement of the allowance for credit losses for deposit and other receivables is as follows:

	As of September 30, 2025	As of September 30, 2024
	US$	US$

Balance at beginning of the year	116	—
Current year addition	—	116
Balance at end of the year	116	116

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

2.	Summary of significant accounting policies (continued)

Concentration risks (continued)

Movement of the allowance for credit losses for amount due from shareholders is as follows:

	As of September 30, 2025	As of September 30, 2024
	US$	US$

Balance at beginning of the year	295	—
Current year addition/(reversal)	(295)	295
Balance at end of the year	—	295

The carrying amounts of deposit and other receivables and amount due from shareholders are reduced by an allowance to reflect the expected credit losses.

Subscription receivable

As of September 30, 2025, subscriptions receivable represented the commitment from an investor to purchase capital stock of the Group. Since the shares have already been issued, and the amount was not yet received by the Group, this item was recorded as subscriptions receivable on the equity section of the Group’s balance sheet as of September 30, 2025. As of September 30, 2025 and 2024, the subscriptions receivable was nil.

Loss per share

Basic loss per share is computed by dividing net income attributable to holders of ordinary shares by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. There was no dilutive effect for the years   ended September 30, 2025 and 2024.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

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

3.	Deposit and other receivables, net

	As of September 30, 2025	As of September 30, 2024
	US$	US$

Rental deposit	5,475	5,475
Others	4,413	306
Less: allowance for credit losses	(116)	(116)
Total deposit and other receivables, net	9,772	5,665

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

4.	Accrued expenses and other payables

	As of September 30, 2025	As of September 30, 2024
	US$	US$

Accrued professional expenses	160,445	179,961
Accrued salary expenses	190,384	111,932
Other payables and accrued expenses	11,906	9,703
Total accrued expenses and other payables	362,735	301,596

5.	Income taxes

No provision of income tax for the years ended September 30, 2025 and 2024.

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

The Group leases office spaces under non-cancelable operating lease agreements. Pursuant to the new lease standard ASC 842-10-55, this lease is treated as operating leases. The Group’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. Management determined the incremental borrowing rate was 7.5%  for the lease that began in 2025, respectively. This lease is on a fixed payment basis. None of the leases include contingent rentals.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

6.	Leases

The Group leases office spaces which expire in June 2028 and the future lease payment under operating leases as of September 30, 2025 was as follows:

2025
US$
2026	52,241
2027	54,333
2028	41,958
Total future lease payments	148,532
Less: imputed interest	(14,925)
Present value of operating lease liabilities	133,607

Operating lease liabilities - current	43,687
Operating lease liabilities - non-current	89,920

Operating lease costs for the years ended September 30, 2025 and 2024, were $13,455 and nil, which excluded cost of short-term contracts. Rental expenses related to a short-term lease contract for the years ended September 30, 2025 and 2024, were $54,188 and $63,395, respectively.

7.	Equity

As of September 30, 2025, the Company had 101,000,000 (September 30, 2024: 21,000,000) shares of all classes of capital stock, each with a par value of US$0.0001 per share, authorized and available to issue for purposes of capital financing, consisting of (a) 80,000,000 (September 30,2024: 19,000,000) shares of class A common stock, (b) 20,000,000 (September 30,2024: 1,000,000) shares of class B common stock, and (c)1,000,000 (September 30,2024: 1,000,000) shares of preferred stock.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

7.	Equity(continued)

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

During the year ended September 30, 2025, shareholders had subscribed total 236,794 shares of Class A common stock of the Company, at a price of US$4.00 per share, an aggregate of US$ 947,174.

As of September 30, 2025, the Company had 20,236,794 (September 30,2024: 20,000,000*) issued and outstanding shares of common stock with total value of US$2,024 (September 30,2024: US$100) which was presented in the Group’s consolidated balance sheets. During the years   ended September 30, 2025 and 2024, no preferred stock was issued and converted.

*The shares are presented on a retrospective base to reflect the Company’s reverse stock split effected on October 8, 2024.

8.	Related party transactions

On July 1, 2023, the Group and BEYEBE AI Technology Inc (“BEYEBE”), a related party under same shareholder, Weihong Du’s control of the Group, signed an agreement and the BEYEBE was going to pay all operating expenses for the Group until the end of the agreement when the Group will reimburse all payments made on behalf of the Group in a lump sum to BEYEBE. On December 31, 2023, the Group signed a loan agreement with BEYEBE for a 3 years credit loan of an aggregate principal amount not exceeding $1,000,000 on an interest rate of 7.5% per annum.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

8.	Related party transactions(continued)

During the year ended September 30, 2025, the Group repaid the outstanding loan principal of US$481,788 to BEYEBE. As of September 30, 2025 and 2024, outstanding balance under this loan agreement was US$112,552 and US$214,748, with interest payable to BEYEBE of US$332 and US$14,281, respectively.

During the year ended September 30, 2025, the Group had entered into a License and Supply Agreement (“License Agreement”) with Shenzhen Beyebe Internet Technology Co. Limited (“SZ BEYEBE”), a related party under same shareholder, Weihong Du’s control of the Group. Pursuant to the terms of License Agreement, the Group granted to SZ BEYEBE the right to use and grant others a sublicense to use the Group’s Licensed Intellectual Property, as such term is defined in the License Agreement, and to use and sell the Group’s Licensed Products, as defined in the License Agreement, within mainland China, at a consideration of (i) a fixed license fee of US$300,000 for the first year and (ii) a royalty equal to 15% of the revenue generated by SZ BEYEBE from the distribution of the Licensed Products and Licensed Intellectual Property. The fixed license fee for each year thereafter will be such amount as is agreed upon by the parties. The License Agreement has a term which expires on December 31, 2040. Also, the Group had entered into a Technical Service Fee Agreement with SZ BEYEBE, pursuant to the terms of the agreement, the Group shall complete the technical development services for the “Online Monitoring System for Subway Driver Behavior” within the stipulated timeframe.

During the year ended September 30, 2025, fixed fee license revenue of US$282,000 (2024: US$Nil), royalty revenue of US$35,257   (2024: US$Nil) were arising from the License Agreement, and service fee revenue of US$46,469 (2024: US$Nil).

Weihong Du, one of the shareholders of the Group, entered into an employment contract with the Company. Pursuant to the employment contract date July 1, 2023, Mr. Du is entitled for an annual salary of US$60,000 for being the Chief Executive Officer of the Company.

Li’ou Xie, one of the shareholders of the Group, entered into a labor contract with the Group’s wholly-owned subsidiary, SGTCL, on January 1, 2024. Pursuant to the terms of the labor contract, Mr. Xie serves as the financial manager for a term of three years, concluding on December 31, 2026, at a monthly salary and bonus of RMB52,200 (approximately US$7,346).

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

8.	Related party transactions(continued)

The related party transactions of the Group are as follows:

	For the year ended September 30,
	2025	2024
	US$	US$
BEYEBE AI Technology Inc. (“BEYEBE”)
- Rental expense	—	3,985
- Interest expense	1,238	14,281

Shenzhen Beyebe Internet Technology Co. Limited (“SZ BEYEBE”)
- Fixed fee license revenue	282,000	—
- Royalty revenue	35,257	—
- Service Fee revenue	46,469	—
- Rental expense	16,766	12,844
-Purchase of Fixed Assets	18,682	—

Weihong Du
- Payroll expense	60,000	60,000

Li’ou Xie
- Payroll expense	88,419	67,108

Liumei Li
- Payroll expense	18,000	—

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

8.	Related party transactions (continued)

The balances with the related parties are as follows:

	As of September 30, 2025	As of September 30, 2024
	US$	US$
Weihong Du	—	13,836
Li’ou Xie	—	905
Less: allowance for credit losses	—	(295)
Total amount due from shareholders, net	—	14,446

Weihong Du	760	—
Li’ou Xie	2,635	—
Total amount due to shareholders, net	3,395	—

BEYEBE	115,871	456,762
SZ BEYEBE	370,919	405,110
Liumei Li	7,293	—
Total amount due to related parties	494,083	861,872

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2025 and 2024

9.	Subsequent events

The Group evaluated subsequent events from September 30, 2025, the date of these consolidated financial statements, through December 20, 2025, which represents the date the consolidated financial statements are issued, for events requiring recording or disclosure in the consolidated financial statements for the year ended September 30, 2025. The Group concluded that no other events have occurred that would require recognition or disclosure in the consolidated financial statements.