Form 10-Q
period 2025-12-31
Transit Pro Tech Inc.
filed 2026-02-17
CIK 2016167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of February 12, 2026, there were 20,236,794 shares of the registrant’s common stock outstanding.

TRANSIT PRO TECH INC.
FORM 10-Q
December 31, 2025
INDEX

2

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

3

TRANSIT PRO TECH INC.

Unaudited Condensed Consolidated Financial Statements

For the three months ended December 31, 2025 and 2024

TRANSIT PRO TECH INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Unaudited Condensed Consolidated Financial Statements as of December 31, 2025 and September 30, 2025, and for the three months ended December 31, 2025 and 2024

Unaudited Condensed Consolidated Balance Sheets	1

Unaudited Condensed Consolidated Statements of Comprehensive Loss	2

Unaudited Condensed Consolidated Statements of Shareholders’ Deficit	3

Unaudited Condensed Consolidated Statements of Cash Flows	4

Notes to Unaudited Condensed Consolidated Financial Statements	5 - 21

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and September 30, 2025

	As of December 31, 2025 US$	As of September 30, 2025 US$
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	26,053	26,886
Deposit and other receivables, net	13,376	9,772
Total current assets	39,429	36,658

Non current asset
Property and equipment, net	26,015	18,682
Right-of-Use Asset	122,067	133,083
Total non current assets	148,082	151,765
Total assets	187,511	188,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	411,511	362,735
Amount due to shareholders	7,873	3,395
Amount due to related parties	588,906	494,083
Lease liabilities - current	45,033	43,687
Total current liabilities	1,053,323	903,900

Non current liabilities
Lease liabilities - non current	78,084	89,920
Total non current liabilities	78,084	89,920
Total liabilities	1,131,407	993,820

Shareholders’ deficit
Common stock- $0.0001 par value, 100,000,000 authorized shares, 20,236,794* issued and outstanding shares on December 31, 2025 and $0.0001 par value, 100,000,000 authorized shares, 20,236,794* issued and outstanding shares on September 30, 2025	2,024	2,024
Additional paid-in capital	955,150	955,150
Accumulated other comprehensive loss	(2,509)	5,088
Accumulated deficit	(1,898,561)	(1,767,659)
Total shareholders’ deficit	(943,896)	(805,397)
Total liabilities and shareholders’ deficit	187,511	188,423

*	The shares are presented on a retrospective base to reflect the Company’s reverse stock split effected on October 8, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three months ended December 31, 2025 and 2024

	For the three months ended December 31,
	2025 US$ (Unaudited)	2024 US$ (Unaudited)

Revenue from related party	70,500	105,296
Cost of revenue	(8,023)	(10,903)

Gross profit	62,477	94,393
General and administrative expenses	(140,999)	(150,831)
Research and development expenses	(54,183)	(25,643)

Operating losses	(132,705)	(82,081)
Other Income/(expense)	4,338	(8,630)
Interest expense	(2,535)	(4,166)

Loss before income taxes	(130,902)	(94,877)
Income taxes expense	—	—
Net loss	(130,902)	(94,877)

Other comprehensive income
Foreign currency translation adjustment	(7,597)	9,277
Total comprehensive loss	(138,499)	(85,600)

Loss per share
– Basic and diluted	0.01	0.01

Weighted average number of ordinary shares outstanding
– Basic and diluted	20,236,794	18,554,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the three months ended December 31, 2025 and 2024

	Common stock	Paid in capital	Subscription receivable	Accumulated deficit	Accumulated other comprehensive income	Total
	US$	US$	US$	US$	US$	US$
As of September 30, 2025	2,024	955,150	—	(1,767,659)	5,088	(805,397)
Net losses for the period	—	—	—	(130,902)	—	(130,902)
Foreign currency translation adjustment	—	—	—	—	(7,597)	(7,597)
As of December 31, 2025	2,024	955,150	—	(1,898,561)	(2,509)	(943,896)

As of September 30, 2024	100	9,900	—	(1,136,850)	—	(1,126,850)
Stock split	1,900	(1,900)	—	—	—	—
Net losses for the period	—	—	—	(94,877)	—	(94,877)
Foreign currency translation adjustment	—	—	—	—	9,277	9,277
As of December 31, 2024	2,000	8,000	—	(1,231,727)	9,277	(1,212,450)

The accompanying notes are an integral part of these Unaudited Condensed consolidated financial statements.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2025 and 2024

	For the three months ended December 31,
	2025	2024
	US$ (Unaudited)	US$ (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Loss before income taxes	(130,902)	(94,877)
Interest expense	2,535	4,166
Reversal of allowance for credit losses	—	(295)
Amortization of right-of-use assets	11,016	—
Amortization of property and equipment	1,495	—

Changes in operating assets and liabilities:
(Increase)/decrease in deposit and other receivables	(3,604)	601
Decrease in amount due to shareholders	4,478	16,538
Increase in accrued expenses and other payables	39,948	112,637
Operating lease liabilities	(10,490)	—
Net cash (used in)/generated from operating activities	(85,524)	38,770

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in amount due to related parties	92,288	(60,110)
Net cash provided by/(used in) financing activities	92,288	(60,110)

Effect of foreign currency translation	(7,597)	9,277

Net decrease in cash and cash equivalents	(833)	(12,063)
Cash and cash equivalents, beginning of period	26,886	16,507
Cash and cash equivalents, end of period	26,053	4,444

Supplemental disclosures of cash flow information:
Tax paid	—	—
Interest paid	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2025 and 2024

1.Organization

Transit Pro Tech Inc. (the “Company”), was incorporated in the State of Delaware on June 1, 2023. On July 24, 2023, the Company had established a wholly-owned subsidiary, Transit Pro Tech. Limited (the “TPTL”), a limited liability company registered in Hong Kong. On December 7, 2023, the TPTL had established a wholly-owned subsidiary, Shenzhen Guantu Technology Co., Limited (the “SGTCL”) in Shenzhen, the People’s Republic of China.

The Company and its subsidiaries (collectively referred to the “Group”) are engaged in selling hardware and software of Intelligent Driver Management System (“IDMS”), Intelligent Rail Flaw Detection System (“IRFDS”), Intelligent Tunnel Inspection System (“ITIS”) and Intelligent Overhead Contact System (“IOCS”) Analysis System.

The Group is located in the United States and Hong Kong and headquartered in West Covina, California. The Group’s revenues are derived primarily from operations in the United States.

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

The Group incurred net losses, and utilized cash in operations since inception, has an accumulated deficit as of December 31, 2025, of $1,898,561, as well as expects to incur future additional losses. The Group’s cash level as of December 31, 2025 was $26,053, which was not adequate for operations in the current fiscal year and financing was needed.

These factors raise substantial doubt about the Group’s ability to continue as a going concern for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2025 and 2024

1. Organization (continued)

Management’s plan to alleviate the substantial doubt about the Group’s ability to continue as a going concern includes attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis. The management plan cannot alleviate the substantial doubt about the Group’s ability to continue as a going concern. There can be no assurance that the Group will be successful in achieving its strategic plans, that the Group’s future capital raises will be sufficient to support its ongoing operations. If the Group is unable to raise sufficient financing or events or circumstances occur such that the Group does not meet its strategic plans, the Group’s related party would provide financial supports to the Group to fund operations and meet its obligations as they come due within one year from the date these unaudited condensed consolidated financial statements are issued.

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

For the three months ended December 31, 2025 and 2024

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

As of December 31, 2025, the details of the Company’s subsidiaries are as follows:

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

Cash and cash equivalents

The Group considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2025 and September 30, 2025, cash consists primarily of checking and savings deposits. The Group’s cash balances may exceed those that are federally insured. To the issuance date of these unaudited condensed consolidated financial statements, the Group has not recognized any losses caused by uninsured balances.

Restricted Cash

The Group classifies all cash whose use is limited by contractual provisions as restricted cash. As of December 31, 2025 and September 30, 2025, the Group had no restricted cash.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2025 and 2024

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

	For the three months ended December 31,
	2025 US$ (Unaudited)	2024 US$ (Unaudited)

Fixed fee license revenue	70,500	70,500
Royalty revenue	—	34,796
Total revenue from related party	70,500	105,296

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2025 and 2024

2. Summary of significant accounting policies (continued)

Revenue recognition (continued)

	For the three months ended December 31,
	2025 US$ (Unaudited)	2024 US$ (Unaudited)
Timing of Revenue Recognition
At a point in time	—	34,796
Over time	70,500	70,500
Total revenue	70,500	105,296

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

For the three months ended December 31, 2025 and 2024

2. Summary of significant accounting policies (continued)

Income taxes (continued)

In accordance with ASC 740, Income Taxes, the Group is required to evaluate whether its tax positions taken or expected to be taken are more likely than not to be sustained upon examination by the taxing authority. As of December 31, 2025 and 2024, the management of the Group have determined that no provision for income taxes is required for the Group’s Unaudited Condensed consolidated financial statements based on review of the Group’s tax positions for all open years. The Group does not expect that its assessment regarding unrecognized tax benefits will materially change over the next 12 months. However, the Group’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, compliance with U.S. federal, U.S. state and foreign tax laws, and changes in the administrative practices and precedents of the relevant taxing authorities.

The Group recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. During the three months ended December 31, 2025 and 2024, no interest or penalties related to unrecognized tax benefits was recognized. As of December 31, 2025 and September 30, 2025, the Group has no accrued interest or penalties.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Electronic equipment	3 years

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss, which is the excess of carrying amount over the fair value of the assets, using the expected future discounted cash flows.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2025 and 2024

2. Summary of significant accounting policies (continued)

Impairment of Long-Lived Assets(continued)

There were no impairment losses on long-lived assets for the three months ended December 31, 2025 and 2024.

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

For the three months ended December 31, 2025 and 2024

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

To estimate expected credit losses, the Group has identified the relevant risk characteristics of its customers and these receivables are assessed on an individual basis for customers with low risk, medium risk, high risk and default. For each pool, the Group considers historical settlement patterns, past default experience of the debtors, overall economic environment in which the debtors operate, and also the assessment of both current and future development of the business environment as of the date when this report issued. Other key factors that influence the expected credit loss analysis include payment terms offered in the normal course of business to customers, and industry specific factors that could impact the Group’s receivables. Additionally, external data and macroeconomic factors are also considered.

As of December 31, 2025, deposit and other receivables of $5,475 and amount due from shareholders of nil were within one year and were classified as balances with low risk.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2025 and 2024

2. Summary of significant accounting policies (continued)

Concentration risks (continued)

Movement of the allowance for credit losses for deposit and other receivables is as follows:

	As of December 31, 2025 US$	As of September 30, 2025 US$
	(Unaudited)

Balance at beginning of the year	116	116
Current year addition	—	—
Balance at end of the year	116	116

Movement of the allowance for credit losses for amount due from shareholders is as follows:

	As of September 30, 2025 US$	As of September 30, 2025 US$

Balance at beginning of the year	—	295
Current year addition	—	(295)
Balance at end of the year	—	—

The carrying amounts of deposit and other receivables and amount due from shareholders are reduced by an allowance to reflect the expected credit losses.

Subscription receivable

Subscriptions receivable represented the commitment from an investor to purchase capital stock of the Group. This item was recorded as subscriptions receivable on the equity section of the Group’s balance sheet. Since the shares have already been issued and a portion of the shares were returned to the Company and the subscriber was released from the obligation to pay the balance of the subscription amount, as of December 31, 2025 and September 30, 2025, the subscriptions receivable was nil.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2025 and 2024

2. Summary of significant accounting policies (continued)

Loss per share

Basic loss per share is computed by dividing net income attributable to holders of ordinary shares by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. There was no dilutive effect for the periods ended December 31, 2025 and September 30, 2025.

Segment reporting

ASC 280, Segment Reporting, establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Based on the criteria established by ASC 280 and ASU No. 2023-07, the Group’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Group as a whole, hence, the Group has only one reportable segment. The Group derives revenue primarily in the “PRC” and manages the business activities on a consolidated basis.

The Group does not distinguish between markets or segments for the purpose of internal reporting. As the Group’s long-lived assets are substantially located in the PRC, no geographical segment information is presented.

Recently issued accounting standards

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

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2025 and September 30, 2025

3. Deposit and other receivables, net

	As of December 31, 2025 US$	As of September 30, 2025 US$
	(Unaudited)
Rental deposit	5,475	5,475
Others	8,017	4,413
Less: allowance for credit losses	(116)	(116)
Total deposit and other receivables, net	13,376	9,772

4. Property and Equipment, net

Property and equipment, stated at cost less accumulated depreciation, consisted of the following as of December 31 and September 30, 2025:

	As of December 31, 2025 US$	As of September 30, 2025 US$
	(Unaudited)

Electronic equipment	27,510	18,682
Less: accumulated depreciation	(1,495)	—
Net book value	26,015	18,682

During the three months ended December 31, 2025 and 2024 ,the depreciation was $1,495 and nil.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2025 and 2024

5. Accrued expenses and other payables

	As of December 31, 2025 US$	As of September 30, 2025 US$
	(Unaudited)
Accrued professional expenses	92,037	160,445
Accrued salary expenses	230,530	190,384
Loan to a third party	71,136	—
Other payables and accrued expenses	17,808	11,906
Total accrued expenses and other payables	411,511	362,735

6. Income taxes

No provision of income tax for the three months ended December 31, 2025 and 2024.

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

7. Leases

The Group leases office space under non-cancelable operating lease agreements. Pursuant to the new lease standard ASC 842-10-55, this lease is treated as operating leases. The Group’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. Management determined the incremental borrowing rate was 7.5% for the lease that began in 2025, respectively. This lease is on a fixed payment basis. None of the leases include contingent rentals.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2025 and 2024

7. Leases(continued)

The Group leases office space pursuant to a lease which expire in June 2028 and the future lease payment under operating leases as of December 31, 2025 was as follows:

2025 US$
2026	52,759
2027	54,870
2028	27,972
Total future lease payments	135,601
Less: imputed interest	12,484
Present value of operating lease liabilities	123,117

Operating lease liabilities - current	45,033
Operating lease liabilities - non-current	78,084

Operating lease costs for the three months ended December 31, 2025 and 2024, were $13,455 and nil, which excluded cost of short-term contracts. Rental expenses related to a short-term lease contract for the three months ended December 31, 2025 and 2024, were $4,268 and $16,606, respectively.

8. Equity

As of December 31, 2025, the Company had 101,000,000 (September 30, 2025: 101,000,000) shares of all classes of capital stock, each with a par value of US$0.0001 per share, authorized and available to issue for purposes of capital financing, consisting of (a) 80,000,000 (September 30, 2025: 80,000,000) shares of class A common stock, (b) 20,000,000 (September 30, 2025: 20,000,000) shares of class B common stock, and (c) 1,000,000 (September 30, 2025: 1,000,000) shares of preferred stock.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2025 and 2024

8. Equity(continued)

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

As of December 31, 2025, the Company had 20,236,794 (September 30,2025: 20,236,794) issued and outstanding shares of common stock with total par value of US$2,024 (September 30,2025: US$2,024) which was presented in the Group’s consolidated balance sheets. During the three months ended December 31, 2025 and 2024, no preferred stock was issued and converted.

9. Related party transactions

On July 1, 2023, the Group and BEYEBE AI Technology Inc (“BEYEBE”), a related party under same controlling shareholder and director, Weihong Du, signed an agreement pursuant to which BEYEBE was going to pay all operating expenses for the Group until the end of the agreement when the Group would reimburse all payments made on behalf of the Group in a lump sum to BEYEBE. On December 31, 2023, the Group signed a loan agreement with BEYEBE for a 3 year credit loan of an aggregate principal amount not exceeding $1,000,000 at an interest rate of 7.5% per annum.

As of December 31, 2025 and September 30, 2025, the outstanding balance under this loan agreement was US$177,552 and US$112,552, with interest payable to BEYEBE of US$2,867 and US$332, respectively.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2025 and 2024

9. Related party transactions (continued)

In January 2024, the Group entered into a License and Supply Agreement (“License Agreement”) with Shenzhen Beyebe Internet Technology Co. Limited (“SZ BEYEBE”), a related party under the same shareholder and director, Weihong Du. Pursuant to the terms of License Agreement , the Group granted to SZ BEYEBE the right to use and grant others a sublicense to use the Group’s Licensed Intellectual Property, as such term is defined in the License Agreement, and to use and sell the Group’s Licensed Products, as defined in the License Agreement, within mainland China, at a consideration of (i) a fixed license fee of US$300,000 for the first year and (ii) a royalty equal to 15% of the revenue generated by SZ BEYEBE from the distribution of the Licensed Products and Licensed Intellectual Property. The fixed license fee for each year after the first year will be such amount as is agreed upon by the parties. The License Agreement has a term which expires on December 31, 2040.

During the three months ended December 31, 2025, fixed fee license revenue of US$70,500 (2024: US$70,500) and royalty revenue of nil (2024: US$34,796) were accrued pursuant to the License Agreement.

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

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2025 and 2024

9. Related party transactions (continued)

The related party transactions of the Group are as follows:

	For the three months ended December 31,
	2025 US$ (Unaudited)	2024 US$ (Unaudited)
BEYEBE AI Technology Inc. (“BEYEBE”)
- Interest expense	2,535	4,166

Shenzhen Beyebe Internet Technology Co. Limited (“SZ BEYEBE”)
- Fixed fee license revenue	70,500	70,500
- Royalty revenue	—	34,796
- Rental expense	4,268	4,173

Weihong Du
- Payroll expense	7,500	7,500

Li’ou Xie
- Payroll expense	22,378	21,831

Liumei Li
- Payroll expense	9,000	—

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended December 31, 2025 and 2024

9. Related party transactions (continued)

The balances with the related parties are as follows:

	As of December 31, 2025 US$	As of September 30, 2025 US$
Amount due to shareholders:
Weihong Du	249	760
Li’ou Xie	7,624	2,635
Total amount due to shareholders, net	7,873	3,395

Amount due to related parties:
BEYEBE	183,405	115,871
SZ BEYEBE	388,208	370,919
Liumei Li	17,293	7,293
Total amount due to related parties	588,906	494,083

10. Subsequent events

The Group evaluated subsequent events from December 31, 2025, the date of these Unaudited Condensed consolidated financial statements, through February 16, 2026, which represents the date the Unaudited Condensed consolidated financial statements are issued, for events requiring recording or disclosure in the unaudited condensed consolidated financial statements for the three months ended December 31, 2025. The Group concluded that no other events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes to those statements included elsewhere in this Form 10-Q and with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended September 30, 2025 (the “2025 Form 10-K”).

This discussion contains forward-looking statements that involve risks and uncertainties. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to risks, uncertainties and factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. You should specifically consider the various risk factors identified in this report and our 2025 Form 10-K that could cause actual results to differ materially from those anticipated in these forward-looking statements.

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

Our founding shareholders, own all of the outstanding shares of Shenzhen Beyebe Internet Technology Co. Limited (“Beyebe”) in the same proportions as their interests in us and Mr. Weihong Du, our Chairman and Chief Executive Officer, is Beyebe’s executive director and general manager. Beyebe is engaged in developing and marketing computer compliance software and hardware in the PRC. Beyebe is the owner of all of the outstanding equity of Beyebe AI Technology Inc. (“Beyebe AI”), a corporation formed under the laws of the state of California headquartered in Los Angeles.

We have entered into a Loan Agreement whereby Beyebe AI has agreed to lend us up to $1,000,000 to defray our expenses and a License Agreement with Beyebe wherein we have granted Beyebe the right to use and distribute within China hardware and software incorporating our intellectual property.

Although Mr. Du had business success in mainland China, he formed our Company for the purpose of engaging in business outside of mainland China. He believes that that the opportunities afforded by competitive market economies outside of mainland China exceed the long-term opportunities of doing business in communist China. Since formation, we have hired employees and consultants, including individuals based in China engaged in the development of our software, filed patent applications and provisional patent applications in the United States, one related to railway fault detection analysis, another relating to the monitoring of subway engineers to increase driver safety and another relate to a robotic device to couple and uncouple train cars, participated in academic conferences, marketing events and exhibitions in the United States and met with various prospective users of our products. While it is our goal to grow primarily by hiring individuals in the United States, we chose initially to engage software engineers in China with whom members of our management are familiar to initiate development of our products. We will continually assess the benefits and possible detriments of relying upon individuals outside of the United States, in particular within China, in an effort to maximize our returns.

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

For the immediate future we intend to recruit additional personnel experienced in the rail maintenance and safety industries, software development, raise capital necessary to expand our operations and continue to promote our rail transit safety solutions by participating in exhibitions and academic conferences in the United States and other international markets, establishing business relationships, and conducting testing and trials in these markets.

In addition to funds spent on our business activities, during the next twelve months we anticipate incurring costs related to filing of Exchange Act reports and establishing appropriate management systems for a public company, including financial systems.

Results of Operations for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024

Selected Financial Information for the Three Months ended December 31, 2025 and 2024:

	For the three months ended December 31,
	2025	2024
	US$ (Unaudited)	US$ (Unaudited)

Revenue from related party	70,500	105,296
Cost of revenue	(8,023)	(10,903)

Gross profit	62,477	94,393
General and administrative expenses	(140,999)	(150,831)
Research and development expenses	(54,183)	(25,643)

Operating losses	(132,705)	(82,081)
Other Income/(expense)	4,338	(8,630)
Interest expense	(2,535)	(4,166)

Loss before income taxes	(130,902)	(94,877)
Income taxes expense	—	—
Net losses	(130,902)	(94,877)

Revenues: During the three months ended December 31, 2025, we generated revenues of $70,500, representing $70,500 of the annual $300,000 (deducted VAT at 6% ) fee due pursuant to the Licensing Agreement between the Company and Beyebe.

Gross Profit: Gross profit for the three months ended December 31, 2025 was $62,477 as the cost of revenue was $8,023, consisting primarily of promotional and entertainment expenses.

General and Administrative Expenses: General and administrative expenses were $140,999 in the three months ended December 31, 2025, representing a reduction of approximately $9,832 from the comparable period of the prior year. The principal components of general and administrative expenses consisted of accrued salaries of $57,148, professional fees of $55,000 relating to our status as a reporting company and patent filings, and other expenses of $28,851 related to daily operations. It is expected that general and administrative expenses will continue to increase as we increase our marketing efforts.

Research and Development: We incurred research and development expenses of $54,183 in the three months ended December 31, 2025, primarily staff salary and compensation. Compared to the same period last year, there was an increase of $28,540, mainly due to an increase in research and development personnel.

Interest Expense: Interest expense was $2,535 during the three months ended December 31, 2025, all of which was incurred in respect of amounts borrowed from Beyebe AI.

Other income: We generated $4,338 of other income during the three months ended December 31, 2025, consisting of foreign exchange losses income.

Net Loss: Net loss for the three months ended December 31, 2025 was $130,902, compared to a net loss of $94,877 for the three months ended December 31, 2024. Our net loss reflects expenses incurred seeking to market our products and the absence of significant revenues.

Liquidity and Capital Resources

Our operating expenses to date principally have been paid with monies borrowed from Beyebe AI, a subsidiary of Beyebe controlled by Mr. Du, the accrual of expenses due to related parties, licensing fees and royalties received pursuant to the Licensing Agreement with Beyebe and $947,174 received from a private placement of our common stock completed in 2025.

On December 31, 2023 (the “Execution Date”), we entered into a Loan Agreement with Beyebe AI wherein it agreed to lend us up to $1,000,000 during the period commencing on the Execution Date of the Loan Agreement and ending on the third anniversary thereof. All amounts borrowed will bear interest at the rate of 7.50% per annum and are payable in full on the third anniversary of the Execution Date. All amounts borrowed and interest accrued thereon are to be repaid on each anniversary of the Execution Date of the Loan Agreement and may immediately be reborrowed up to the $1,000,000 limit. Any amount not paid on its due date will bear additional interest at the rate of 0.1% per day. The amount outstanding pursuant to this loan as of December 31, 2025, was $180,419, inclusive of accrued interest of $2,867.

To meet our expenses over the next twelve months we likely will require more than the amount of our cash on hand and the amount we will receive as license fees and royalties under the agreement with Beyebe. To meet our cash needs we intend to increase our borrowings under our agreement with Beyebe AI and, where possible, defer payment of expenses. Nevertheless, we will likely seek to acquire such additional amounts as we may need or anticipate that we will need in the future, as necessary, through loans from or capital contributions by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

At December 31, 2025, we had cash and equivalents of $26,053. As of such date, our total liabilities were $1,131,407, of which, $1,053,323 were current liabilities and of which $588,906 was due to related parties. At December 31, 2025, we had a working capital deficit in excess of $1,013,000 and a shareholder deficit of $943,896. These conditions, together with our history of losses and inability to generate significant revenues, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations as described above.

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

Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended December 31, 2025 and 2024:

	For the three months ended December 31,
	2025	2024
	US$	US$
	(Unaudited)	(Unaudited)
Cash provided by (used in)
Operating activities	(85,524)	38,770
Investing activities	—	—
Financing activities	92,288	(60,110)
Effect of foreign currency translation	(7,597)	9,277
Net increase (decrease) in cash	(833)	(12,063)

Cash provided by operating activities

Cash used in operating activities was $85,524 for the three months ended December 31, 2025. The use of cash by our operating activities reflects the fact that the revenues received from Beyebe pursuant to our license agreement were less than the amounts accrued as expenses and other payables, operating lease liabilities and amounts paid to shareholders, even after offsetting the amounts resulting from a decrease in deposits and other receivables. We are incurring expenses to develop our business operations and management organization in excess of the amounts being generated from operations and accruing amounts due to related parties to sustain our operations. It is likely that our expenses will increase over the immediate future as we continue to expand our operations.

Cash provided by financing activities

Cash provided by financing activities was $92,288 in the three months ended December 31, 2025. The net cash provided by financing activities consisted of advances from a related party for paying expenses of the Company. We will remain dependent upon advances from related parties to develop our business until such time as we are generating positive cash flow or can raise debt or equity from third parties.

Contractual Obligations

At December 31, 2025, our significant contractual obligations included $183,405 due to Beyebe AI and $388,208 due to Beyebe and accrued expenses and other payables of $411,511 due to third parties.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We have yet to generate revenues sufficient to maintain our operations, incurred a net loss of $130,902 for the three months ended December 31, 2025, have an accumulated deficit of $1,898,561 as of December 31, 2025, and expect to incur future additional losses. Our cash was $26,053 as of December 31, 2025, which is not adequate for the balance of our current fiscal year and additional financing is necessary to maintain our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors, in particular the speed at which we seek to develop our business, the number of software products we seek to develop and our ability to generate revenues. In all likelihood we will remain dependent upon the efforts of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we are generating positive cash flow. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company follows Accounting Standards Update (“ASU”) 2014-09 (and related amendments subsequently issued in 2016), Revenue from Contracts with Customers (ASC 606). The core principle underlying FASB ASC 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized when control of goods and services transfers to a customer.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adopting the standard and do not expect that the adoption of this guidance will have a material impact on our financial position, results of operations and cash flows.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) at December 31, 2025 was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2025, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended September 30, 2025 (the “2025 Form 10-K”), which are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in the 2025 Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2025, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Form 10 filed July 1, 2024).

3.2	Certificate of Amendment to Certificate of Incorporation filed October 8, 2024 (Incorporated by reference to Exhibit 3.8 to Report on Form 8-K filed October 15, 2024)

3.3	By-Laws (Incorporated by reference to Exhibit 3.2 of Form 10 filed July 1, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSIT PRO TECH INC.

Dated: February 16, 2026	By:	/S/ Weihong Du
Weihong Du
Chief Executive Officer

