Form 10-Q
period 2026-03-31
Transit Pro Tech Inc.
filed 2026-05-15
CIK 2016167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 13, 2026, there were 20,236,794 shares of the registrant’s common stock outstanding.

TRANSIT PRO TECH INC.
FORM 10-Q
March 31, 2026
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

PART I

FINANCIAL INFORMATION

TRANSIT PRO TECH INC.

Unaudited Condensed Consolidated Financial Statements

For the three and six months ended March 31, 2026

TRANSIT PRO TECH INC.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2026

	As of March 31, 2026	As of September 30, 2025
	US$ (Unaudited)	US$
ASSETS
Current assets
Cash and cash equivalents	19,536	26,886
Deposit and other receivables, net	15,665	9,772
Total current assets	35,201	36,658

Non current asset
Property and equipment, net	24,773	18,682
Right-of-Use Asset	110,854	133,083
Total non current assets	135,627	151,765
Total assets	170,828	188,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	551,202	362,735
Amount due to shareholders	4,817	3,395
Amount due to related parties	601,935	494,083
Lease liabilities - current	46,404	43,687
Total current liabilities	1,204,358	903,900

Non current liabilities
Lease liabilities - non current	66,024	89,920
Total non current liabilities	66,024	89,920
Total liabilities	1,270,382	993,820

Shareholders’ deficit
Common stock- $0.0001 par value, 100,000,000 authorized shares, 20,236,794* issued and outstanding shares on March 31, 2026 and September 30, 2025	2,024	2,024
Additional paid-in capital	955,150	955,150
Accumulated other comprehensive loss	(15,296)	5,088
Accumulated deficit	(2,041,432)	(1,767,659)
Total shareholders’ deficit	(1,099,554)	(805,397)
Total liabilities and shareholders’ deficit	170,828	188,423

*The shares are presented on a retrospective base to reflect the Company’s reverse stock split effected on October 8, 2024.

The accompanying notes are an integral part of these consolidated financial statement.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2026

	For the three months ended March 31,		For the six months ended March 31,
	2026	2025	2026	2025
	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)

Revenue from related party	99,899	70,500	170,399	175,796
Cost of revenue	(10,923)	(17,452)	(18,946)	(28,355)

Gross profit	88,976	53,048	151,453	147,441
General and administrative expenses	(176,201)	(131,902)	(317,200)	(282,733)
Research and development expenses	(58,612)	(46,201)	(112,795)	(71,844)

Operating losses	(145,837)	(125,055)	(278,542)	(207,136)
Other income/(expense)	7,828	646	12,166	(7,984)
Interest income/(expense)	(4,862)	3,064	(7,397)	(1,102)

Loss before income taxes	(142,871)	(121,345)	(273,773)	(216,222)
Income taxes expense	—	—		—
Net losses	(142,871)	(121,345)	(273,773)	(216,222)

Other comprehensive income
Foreign currency translation adjustment	(12,787)	(553)	(20,384)	8,724
Total comprehensive loss	(155,658)	(121,898)	(294,157)	(207,498)

Loss per share
– Basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of ordinary shares outstanding
– Basic and diluted	20,236,794	20,032,192	20,236,794	19,285,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the three and six months ended March 31, 2026

	Common stock	Paid in capital	Subscription receivable	Accumulated deficit	Accumulated other comprehensive income	Total
	US$	US$	US$	US$	US$	US$
As of September 30, 2025	2,024	955,150	—	(1,767,659)	5,088	(805,397)
Net losses for the period	—	—	—	(130,902)	—	(130,902)
Foreign currency translation adjustment	—	—	—	—	(7,597)	(7,597)
As of December 31, 2025	2,024	955,150	—	(1,898,561)	(2,509)	(943,896)
Issuance of common stock				—	—	—
Net losses for the period	—	—	—	(142,871)	—	(142,871)
Foreign currency translation adjustment	—	—	—		(12,787)	(12,787)
As of March 31, 2026	2,024	955,150	—	(2,041,432)	(15,296)	(1,099,554)

As of September 30, 2024	100	9,900	—	(1,136,850)	—	(1,126,850)
Stock split	1,900	(1,900)	—	—	—	—
Net losses for the period	—	—	—	(94,877)	—	(94,877)
Foreign currency translation adjustment	—	—	—	—	9,277	9,277
As of December 31, 2024	2,000	8,000	—	(1,231,727)	9,277	(1,212,450)
Issuance of common stock	42	1,673,958	(726,826)	—	—	947,174
Net losses for the period	—	—	—	(121,345)	—	(121,345)
Foreign currency translation adjustment	—	—	—	—	(553)	(553)
As of March 31, 2025	2,042	1,681,958	(726,826)	(1,353,072)	8,724	(387,174)

The accompanying notes are an integral part of these Unaudited Condensed consolidated financial statements.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three and six months ended March 31, 2026

	For the six months ended March 31,
	2026	2025
	US$ (Unaudited)	US$ (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Loss before income taxes	(273,773)	(216,222)
Interest expense	7,397	1,102
Allowance for credit losses	—	(295)
Amortization of right-of-use assets	22,229	—
Amortization of property and equipment	3,731	—

Changes in operating assets and liabilities:
(Increase)/decrease in deposit and other receivables	(5,893)	601
Decrease in amount due to shareholders	1,422	14,446
Increase in accrued expenses and other payables	177,591	—
Operating lease liabilities	(21,179)	99,665
Net cash used in operating activities	(88,475)	(100,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders	—	947,174
Increase in amount due to shareholders	—	21,590
Increase/(decrease) in amount due to related parties	101,509	(627,549)
Net cash provided by financing activities	101,509	341,215

Effect of foreign currency translation	(20,384)	8,724

Net increase in cash and cash equivalents	(7,350)	249,236
Cash and cash equivalents, beginning of period	26,886	16,507
Cash and cash equivalents, end of period	19,536	265,743

Supplemental disclosures of cash flow information:
Tax paid	—	—
Interest paid	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

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

The Group incurred net losses, and utilized cash in operations since inception, has an accumulated deficit as of March 31, 2026, of US$2,041,432, as well as expects to incur future additional losses. The Group’s cash level as of March 31, 2026 was US$19,536, which was not adequate for operations in the 2026 fiscal year and financing was needed.

These factors raise substantial doubt about the Group’s ability to continue as a going concern for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

TRANSIT PRO TECH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

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

For the three and six months ended March 31, 2026

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

As of March 31, 2026, the detail of the Company’s subsidiary is as follows:

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

Cash and cash equivalents

The Group considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of March 31, 2026 and 2025, cash consists primarily of checking and savings deposits. The Group’s cash balances may exceed those that are federally insured. To the issuance date of such unaudited condensed consolidated financial statements, the Group has not recognized any losses caused by uninsured balances

Restricted Cash

The Group classifies all cash whose use is limited by contractual provisions as restricted cash. As of March 31, 2026 and 2025, the Group had no restricted cash.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

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

	For the three months ended March 31,		For the six months ended March 31,
	2026	2025	2026	2025
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Fixed fee license revenue	70,500	70,500	141,000	141,000
Royalty revenue	29,399	—	29,399	34,796
Total revenue from related party	99,899	70,500	170,399	175,796

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

2.	Summary of significant accounting policies (continued)

Revenue recognition (continued)

	For the three months ended March 31,		For the six months ended March 31,
	2026	2025	2026	2025
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Timing of Revenue Recognition
At a point in time	29,399	—	29,399	34,796
Over time	70,500	70,500	141,000	141,000
	99,899	70,500	170,399	175,796

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

For the three and six months ended March 31, 2026

2.	Summary of significant accounting policies (continued)

Income taxes (continued)

In accordance with ASC 740, Income Taxes, the Group is required to evaluate whether its tax positions taken or expected to be taken are more likely than not to be sustained upon examination by the taxing authority. As of March 31, 2026 and 2025, the management of the Group have determined that no provision for income taxes is required for the Group’s Unaudited Condensed consolidated financial statements based on review of the Group’s tax positions for all open years. The Group does not expect that its assessment regarding unrecognized tax benefits will materially change over the next 12 months. However, the Group’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, compliance with U.S. federal, U.S. state and foreign tax laws, and changes in the administrative practices and precedents of the relevant taxing authorities.

The Group recognize interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. During the three and six months ended March 31, 2026 and 2025, no interest or penalties related to unrecognized tax benefits was recognized. As of March 31, 2026 and 2025, the Group has no accrued interest or penalties.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets as follows:

Electronic equipment	3 years

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than thecarrying amount of the assets, the Company would recognize an impairment loss, which is the excess of carrying amount over the fair value of the assets, using the expected future discounted cash flows.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

2.	Summary of significant accounting policies (continued)

Impairment of Long-Lived Assets(continued)

There were no impairment losses on long-lived assets for the three and six months ended March 31, 2026 and 2025.

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

For the three and six months ended March 31, 2026

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

As of March 31, 2026, deposit and other receivables of US$15,665 was within one year and was classified as balances with low risk.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

2.	Summary of significant accounting policies (continued)

Concentration risks (continued)

Movement of the allowance for credit losses for deposit and other receivables is as follows:

	As of March 31, 2026	As of September 30, 2025
	US$	US$
	(Unaudited)

Balance at beginning of the year	116	116
Current year addition	—	—
Balance at end of the year	116	116

Movement of the allowance for credit losses for amount due from shareholders and a related party is as follows:

	As of March 31, 2026	As of September 30, 2025
	US$	US$

Balance at beginning of the year	—	295
Current year addition	—	(295)
Balance at end of the year	—	—

The carrying amounts of deposit and other receivables and amount due from shareholders and a related party are reduced by an allowance to reflect the expected credit losses.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

2.	Summary of significant accounting policies (continued)

Subscription receivable

As of March 31, 2026, subscriptions receivable represented the commitment from an investor to purchase capital stock of the Group. Since the shares have already been issued, and the amount was not yet received by the Group, this item was recorded as subscriptions receivable on the equity section of the Group’s balance sheet as of March 31, 2026.

Loss per share

Basic loss per share is computed by dividing net income attributable to holders of ordinary shares by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. There was no dilutive effect for the periods ended March 31, 2026 and 2025.

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

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

2.	Summary of significant accounting policies (continued)

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

3.	Deposit and other receivables, net

	As of March 31, 2026	As of September 30, 2025
	US$	US$
	(Unaudited)
Rental deposit	5,475	5,475
Others	10,306	4,413
Less: allowance for credit losses	(116)	(116)
Total deposit and other receivables, net	15,665	9,772

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

4.	Property and Equipment, net

Property and equipment, stated at cost less accumulated depreciation, consisted of the following as of December 31:

	As of March 31, 2026	As of September 30, 2025
	US$ (Unaudited)	US$

Electronic equipment	28,504	18,682
Less: accumulated depreciation	3,731	—
Net book value	24,773	18,682

During the three and six months ended March 31, 2026 and 2025 ,the depreciation were US$2,212 (2025: US$Nil) and $3,731 (2025 - US$Nil).

5.	Accrued expenses and other payables

	As of March 31, 2026	As of September 30, 2025
	US$ (Unaudited)	US$

Accrued professional expenses	162,682	160,445
Accrued salary expenses	299,970	190,384
Loan to a third party	73,314	—
Other payables and accrued expenses	15,236	11,906
Total accrued expenses and other payables	551,202	362,735

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

6.	Income taxes

No provision of income tax for the six months ended March 31, 2026 and 2025.

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

The Group leases office spaces which expire in June 2028 and the future lease payment under operating leases as of March 31, 2026 was as follows:

2026
US$
2026(remaining)	26,380
2027	54,333
2028	41,958
Total future lease payments	122,671
Less: imputed interest	10,243
Present value of operating lease liabilities	112,428

Operating lease liabilities - current	46,404
Operating lease liabilities - non-current	66,024

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

7.	Leases(continued)

Operating lease costs for the three and six months ended March 31, 2026, were US$13,455 (2025: US$Nil)and US$26,910 (2025: US$Nil), which excluded cost of short-term contracts. Rental expenses related to a short-term lease contract for the three and six months ended March 31, 2026 were US$4,336 (2025: US$16,613) and US$8,604 (2025: US$33,219), respectively.

8.	Equity

As of March 31, 2026, the Company had 101,000,000 (September 30, 2025: 101,000,000) shares of all classes of capital stock, each with a par value of US$0.0001 per share, authorized and available to issue for purposes of capital financing, consisting of (a)80,000,000 (September 30,2025: 80,000,000) shares of class A common stock, (b) 20,000,000 (September 30,2025: 20,000,000) shares of class B common stock, and (c)1,000,000 (September 30,2025: 1,000,000) shares of preferred stock.

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

During the six months ended March 31, 2025, shareholders had subscribed total 418,500 shares of Class A common stock of the Company, at a price of US$4.00 per share, an aggregate of US$1,674,000. As of March 31, 2025, subscription proceeds of US$947,174 was received by the Company and the outstanding subscription amount of US$726,826 was recorded as a subscription receivable.

On July 17,2025, the Company agreed to relieve Shanren Cui of his obligation to pay the balance of the subscription price for the 375,000 Class A shares to which he subscribed in the Company’s Private Placement. As a condition to his release, Mr. Cui must return to the Company the certificate representing the 375,000 Class A shares previously issued to him. In exchange, he will be issued a certificate representing 193,294 Class A shares, the amount which was purchased with the $773,174 received from Mr. Cui.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

8.	Equity(continued)

As of March 31, 2026, the Company had 20,236,794 (September 30,2025: 20,236,794) issued and outstanding shares of common stock with total value of US$2,024 (September 30,2025: US$2,024) which was presented in the Group’s consolidated balance sheets. During the six months ended March 31, 2026 and 2025, no preferred stock was issued and converted.

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

During the six months ended March 31, 2026, the Group repaid the outstanding loan principal of US$Nil to BEYEBE. As of March 31, 2026 and 2025, outstanding balance under this loan agreement was US$216,312 and US$Nil, with interest payable to BEYEBE of US$6,551 and US$15,384, respectively.

During the six months ended March 31, 2026, the Group had entered into a License and Supply Agreement (“License Agreement”) with Shenzhen Beyebe Internet Technology Co. Limited (“SZ BEYEBE”), a related party under same shareholder, Weihong Du’s control of the Group. Pursuant to the terms of License Agreement , the Group granted to SZ BEYEBE the right to use and grant others a sublicense to use the Group’s Licensed Intellectual Property, as such term is defined in the License Agreement, and to use and sell the Group’s Licensed Products, as defined in the License Agreement, within mainland China, at a consideration of (i) a fixed license fee of US$300,000 for the first year and (ii) a royalty equal to 15% of the revenue generated by SZ BEYEBE from the distribution of the Licensed Products and Licensed Intellectual Property. The fixed license fee for each year thereafter will be such amount as is agreed upon by the parties. The License Agreement has a term which expires on December 31, 2040.

During the six months ended March 31, 2026, fixed fee license revenue of US$141,000 (2025: US$141,000 ) and royalty revenue of US$29,399 (2025: US$34,796) were arising from the License Agreement.

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

9.	Related party transactions(continued)

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

The related party transactions of the Group are as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2026	2025	2026	2025
	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)
BEYEBE AI Technology Inc. (“BEYEBE”)
- Interest income/(expense)	(3,684)	3,064	(6,218)	(1,102)

Shenzhen Beyebe Internet Technology Co. Limited (“SZ BEYEBE”)
- Fixed fee license revenue	70,500	70,500	141,000	141,000
- Royalty revenue	29,399	—	29,399	34,796
- Rental expense	4,336	4,179	8,604	8,359

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

9.	Related party transactions (continued)

The related party transactions of the Group are as follows: (continued)

	For the three months ended March 31,		For the six months ended March 31,
	2026	2025	2026	2025
	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)	US$ (Unaudited)
Weihong Du
- Payroll expense	7,500	7,500	15,000	15,000

Li’ou Xie
- Payroll expense	22,743	21,875	44,618	43,706

Liumei Li
- Payroll expense	9,000	—	18,000	—

The balances with the related parties are as follows:

	As of March 31, 2026	As of September 30, 2025
	US$ (Unaudited)	US$
Amount due to shareholders:
Weihong Du	1,124	760
Li’ou Xie	3,693	2,635
Total amount due to shareholders	4,817	3,395

Amount due to related parties:
BEYEBE	225,849	115,871
SZ BEYEBE	358,793	370,919
Liumei Li	17,293	7,293
Total amount due to related parties	601,935	494,083

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

10.	Subsequent events

The Group evaluated subsequent events from March 31, 2026, the date of these Unaudited Condensed consolidated financial statements, through May 15, 2026, which represents the date the Unaudited Condensed consolidated financial statements are issued, for events requiring recording or disclosure in the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2026. The Group concluded that no other events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

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

Our founding shareholders, own all of the outstanding shares of Shenzhen Beyebe Internet Technology Co. Limited (“Beyebe”), initially, such holdings were in the same proportions as their interests in Transit Pro Delaware and Mr. Weihong Du, our Chairman and Chief Executive Officer, is Beyebe’s executive director and general manager. Beyebe is engaged in developing and marketing computer compliance software and hardware in the PRC. Beyebe is the owner of all of the outstanding equity of Beyebe AI Technology Inc. (“Beyebe AI”), a corporation formed under the laws of the state of California headquartered in Los Angeles.

We have entered into a Loan Agreement wherein Beyebe AI has agreed to lend us up to $1,000,000 to defray our expenses and a License Agreement with Beyebe wherein we have granted Beyebe the right to use and distribute within China hardware and software incorporating our intellectual property.

Although Mr. Du had business success in mainland China, he formed our Company for the purpose of engaging in business outside of mainland China. He believes the opportunities afforded by competitive market economies outside of mainland China exceed the long-term opportunities of doing business in communist China. Since formation, we have hired employees and consultants, including individuals based in China engaged in the development of our software, filed patent applications and provisional patent applications in the United States, one related to railway fault detection analysis, another relating to the monitoring of subway engineers to increase driver safety and a third related to a robotic device to couple and uncouple train cars, participated in academic conferences, marketing events and exhibitions in the United States and met with various prospective users of our products. While it is our goal to grow primarily by hiring individuals in the United States, we chose initially to engage software engineers in China with whom members of our management are familiar to initiate development of our products. We will continually assess the benefits and possible detriments of relying upon individuals outside of the United States, in particular within China, in an effort to maximize our returns.

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

Results of Operations

Results of Operations for the three and six months ended March 31, 2026

Selected Financial Information for the Three Months ended December 31, 2026 and 2025:

	For the three months ended December 31,
	2026	2025
	US$ (Unaudited)	US$ (Unaudited)

Revenue from related party	99,899	70,500
Cost of revenue	(10,923)	(17,452)

Gross profit	88,976	53,048
General and administrative expenses	(176,201)	(131,902)
Research and development expenses	(58,612)	(46,201)

Operating losses	(145,837)	(125,055)
Other Income/(expense)	7,828	646
Interest expense	(4,862)	3,064

Loss before income taxes	(142,871)	(121,345)
Income taxes expense	—	—
Net losses	(142,871)	(121,345)

Revenues: During the three and six months ended March 31, 2026, we generated revenues of $99,899 and $170,399, respectively, compared to revenues of $70,500 and $175,796 for the three and six months ended March 31, 2025. Revenues during the three and six months ended March 31, 2026 consisted of fixed licensing fees of $70,500 and $141,000, respectively, representing a portion of the annual $300,000 fee due pursuant to the Licensing Agreement between the Company and Beyebe, and royalty revenue of $29,399 and $29,399, respectively, paid by Beyebe in respect of products distributed by Beyebe in China incorporating the Company’s technologies.

Gross Profit: Gross profit for the three and six months ended March 31, 2026 was $88,976 and $151,453, respectively, compared to the three and six months ended March 31, 2025 in which gross profit was $53,048 and $147,441, The improvement in gross profit during the three and six months ended March 31, 2026, reflects both an increase in revenues in the three months ended March 31, 2026, over the comparable period of 2025 and reductions in the cost of revenues which were $10,923 and $18,946, during the three and six months ended March 31, 2026, respectively, compared to $17,452 and $28,355, during the comparable periods of 2025. During the three and six months ended March 31, 2026, cost of revenue consisted primarily of travel and promotional expenses.

General and Administrative Expenses: General and administrative expenses were $176,201 and $317,200 in the three and six months ended March 31, 2026 compared to $131,902 and $282,733 in the comparable periods of 2025. For the six months ended March 31, 2026, general and administrative expenses increased by $34,467 from $282,733 for the comparable period in the prior year. For the three months ended March 31, 2026, general and administrative expenses increased by $44,299 from $131,902 for the comparable period in the prior year. The principal components of general and administrative expenses in the three months ended March 31, 2026, consisted of accrued salaries of $57,895, professional fees of $ 85,774 relating to our status as a reporting company and patent filings. It is expected that general and administrative expenses will continue to increase as we increase our marketing efforts.

Research and Development: We incurred research and development expenses for the three and six months ended March 31, 2026 of $58,612 and $112,795 respectively, as compared to $46,201 and $71,844 for the comparable periods of 2025. We expect that we will continue to incur research and development expenses as we seek to develop new products.

Interest Income (Expense): We had interest expense of $4,862 and $7,397 for the three and six months ended March 31, 2026, compared to interest income of $3,064 during the three months ended March 31, 2025, and interest expense of $1,102 for the six months ended March 31, 2025. The incurrence of interest expense for the three and six months ended March 31, 2026, reflects increased borrowings from Beyebe AI as compared to the prior year.

Other income (expense): We generated other income of $7,828 and $12,166 for the three and six months ended March 31, 2026, compared to other income of $646 during the three months ended March 31, 2025, and other expense of $7,984 for the six months ended March 31, 2025. The other income or expense in the first and second quarters of 2026 and 2025 are mainly the result of gains from foreign currency exchanges.

Net Loss: Net loss for the three and six months ended March 31, 2026, was $142,871 and $273,773, respectively, compared to a net loss for the three and six months ended March 31, 2025, of $121,345 and $216,222, respectively. Our net loss reflects expenses incurred seeking to develop and market our products in the absence of significant revenues.

Liquidity and Capital Resources

Our operating expenses to date principally have been paid with monies borrowed from Beyebe AI, a subsidiary of Beyebe controlled by Mr. Du, the accrual of expenses due to related parties and, more recently, licensing fees and royalties received pursuant to the Licensing Agreement with Beyebe and the proceeds of a private placement completed in 2025..

On December 31, 2023 (the “Execution Date”), we entered into a Loan Agreement with Beyebe AI wherein it agreed to lend us up to $1,000,000 during the period commencing on the Execution Date of the Loan Agreement and ending on the third anniversary thereof. All amounts borrowed will bear interest at the rate of 7.50% per annum and are payable in full on the third anniversary of the Execution Date. All amounts borrowed and interest accrued thereon are to be repaid on each anniversary of the Execution Date of the Loan Agreement and may immediately be reborrowed up to the $1,000,000 limit. Any amount not paid on its due date will bear additional interest at the rate of 0.1% per day. The principal amount due Beyebe AI as of December 31, 2025, was $Nil, and increased to $216,312 as of March 31, 2026.

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

At March 31, 2026, we had cash and equivalents of $19,536. As of such date, our total liabilities were $1,270,382 of which $1,204,358 were current liabilities and of which $225,849 was due to Beyebe AI and $358,793 was due to Beyebe. At March 31, 2026, we had a working capital deficit in excess of $1,169,000, reflecting the fact that during the six months ended March 31, 2026, we had revenues of $170,399 and expenses in excess of $429,995. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations as described above.

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

Cash Flows

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended March 31, 2026.

Net cash provided by (used in) operating activities	$(88,475)
Net cash provided by (used in) investing activities	$—
Net cash provided by (used in) financing activities	$101,509

Cash used in operating activities

Cash used in operating activities was $88,475 for the six months ended March 31, 2026. The use of cash by our operating activities reflects the expenses incurred to develop and market our products and general and administrative expenses partially offset by the revenues received from Beyebe pursuant to our license agreement and the increase in accrued expenses and other payables. We are incurring expenses to develop our business operations and management organization in excess of the amounts being generated from operations and accruing amounts due to related parties to sustain our operations. It is likely that our expenses will increase over the immediate future as we continue to expand our operations.

Cash provided by financing activities

Cash provided by financing activities was $101,509 in the six months ended March 31, 2026 resulting from an increase in amounts due shareholders.

Cash provided by financing activities was $341,215 in the six months ended March 31, 2025. The net cash provided by financing activities consisted of proceeds from the issuance of common stock and an increase in amounts due shareholders, reduced by payments made against amounts due related parties.

Contractual Obligations

At March 31, 2026, our significant contractual obligations included $225,849 due to Beyebe AI and $358,793 due to Beyebe and accrued expenses of $551,202 due to third parties.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We have yet to generate revenues sufficient to maintain our operations, incurred a net loss of $142,871 for the three months ended March 31, 2026, have an accumulated deficit of $2,041,432 as of March 31, 2026, and expect to incur future additional losses. Our cash was $19,536 as of March 31, 2026, which is not adequate for the balance of our current fiscal year and additional financing is necessary to maintain our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our capital requirements will depend on many factors in particular, the speed at which we seek to develop our business, the number of software products we seek to develop and our ability to generate revenues. In all likelihood we will remain dependent upon the efforts of our principal stockholders to provide the capital necessary to continue our business and fund our cash needs until we generate meaningful revenues. There can be no assurance that we will be able to raise the funds necessary to fund our operations until such time as we are generating positive cash flow. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) at March 31, 2026 was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at March 31, 2026, such disclosure controls and procedures were not effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

TRANSIT PRO TECH INC.

Dated: May 15, 2026	By:	/S/ Weihong Du
Weihong Du
Chief Executive Officer