Form 10-Q/A
period 2026-03-31
Transit Pro Tech Inc.
filed 2026-08-28
CIK 2016167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 27, 2026, there were 20,236,794 shares of the registrant’s common stock outstanding comprised of 836,794 shares of Class A common stock and 19,400,000 shares of Class B common stock.

TRANSIT PRO TECH INC.
FORM 10-Q
March 31, 2026
INDEX

EXPLANATORY NOTE

This amendment is being filed to provide information with respect to the number of shares of each class of common stock of the Company outstanding as of a date recently preceding the date of this filing and as of the dates of the financial statements of the Company contained herein.

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

FINANCIAL INFORMATION

TRANSIT PRO TECH INC.

Unaudited Condensed Consolidated Financial Statements

For the three and six months ended March 31, 2026

TRANSIT PRO TECH INC.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2026

	As of March 31, 2026	As of September 30, 2025
	US$ (Unaudited)	US$
ASSETS
Current assets
Cash and cash equivalents	19,536	26,886
Deposit and other receivables, net	15,665	9,772
Total current assets	35,201	36,658

Non current asset
Property and equipment, net	24,773	18,682
Right-of-Use Asset	110,854	133,083
Total non current assets	135,627	151,765
Total assets	170,828	188,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	551,202	362,735
Amount due to shareholders	4,817	3,395
Amount due to related parties	601,935	494,083
Lease liabilities - current	46,404	43,687
Total current liabilities	1,204,358	903,900

Non current liabilities
Lease liabilities - non current	66,024	89,920
Total non current liabilities	66,024	89,920
Total liabilities	1,270,382	993,820

Shareholders’ deficit
Class A ordinary shares, $0.0001 par value; 80,000,000 authorized shares, 836,794* shares issued and outstanding on March 31, 2026 and September 30, 2025	84	84
Class B ordinary shares, $0.0001 par value; 20,000,000 authorized shares, 19,400,000*shares issued and outstanding on March 31, 2026 and September 30, 2025	1,940	1,940
Additional paid-in capital	955,150	955,150
Accumulated other comprehensive loss	(15,296)	5,088
Accumulated deficit	(2,041,432)	(1,767,659)
Total shareholders’ deficit	(1,099,554)	(805,397)
Total liabilities and shareholders’ deficit	170,828	188,423

*The number of shares outstanding are presented on a retrospective basis to reflect the Company’s reverse stock split effected on October 8, 2024.

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

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the three and six months ended March 31, 2026

	Number of Class A ordinary shares	Amount of Class A ordinary shares	Number of Class B ordinary shares	Amount of Class B ordinary shares	Paid in capital	Subscription receivable	Accumulated deficit	Accumulated other comprehensive income	Total
		US$		US$	US$	US$	US$	US$	US$
As of September 30, 2025	836,794	84	19,400,000	1,940	955,150	-	(1,767,659)	5,088	(805,397)
Net losses for the period		-		-	-	-	(130,902)	-	(130,902)
Foreign currency translation adjustment		-		-	-	-	-	(7,597)	(7,597)
As of December 31, 2025	836,794	84	19,400,000	1,940	955,150	-	(1,898,561)	(2,509)	(943,896)
Issuance of common stock		-				-
Net losses for the period		-		-	-	-	(142,871)	-	(142,871)
Foreign currency translation adjustment		-		-	-	-		(12,787)	(12,787)
As of March 31, 2026	836,794	84	19,400,000	1,940	955,150	-	(2,041,432)	(15,296)	(1,099,554)

As of September 30, 2024		-	1,000,000	100	9,900	-	(1,136,850)	-	(1,126,850)
Stock split	600,000	60	18,400,000	1,840	(1,900)	-	-	-	-
Net losses for the period		-		-	-	-	(94,877)	-	(94,877)
Foreign currency translation adjustment		-		-	-	-	-	9,277	9,277
As of December 31, 2024	600,000	60	19,400,000	1,940	8,000	-	(1,231,727)	9,277	(1,212,450)
Issuance of common stock	418,500	42			1,673,958	(726,826)	-	-	947,174
Net losses for the period		-		-	-	-	(121,345)	-	(121,345)
Foreign currency translation adjustment		-		-	-	-	-	(553)	(553)
As of March 31, 2025	1,018,500	102	19,400,000	1,940	1,681,958	(726,826)	(1,353,072)	8,724	(387,174)

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

The Group leases office spaces which expire in June 2028 and the future lease payment under operating leases as of March 31, 2026 was as follows:

2026
US$
2026(remaining)	26,380
2027	54,333
2028	41,958
Total future lease payments	122,671
Less: imputed interest	10,243
Present value of operating lease liabilities	112,428

Operating lease liabilities – current	46,404
Operating lease liabilities - non-current	66,024

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended March 31, 2026

7.	Leases(continued)

Operating lease costs for the three and six months ended March 31, 2026, were US$13,455 (2025: US$Nil) and US$26,910 (2025: US$Nil), which excluded cost of short-term contracts. Rental expenses related to a short-term lease contract for the three and six months ended March 31, 2026 were US$4,336 (2025: US$16,613) and US$8,604 (2025: US$33,219), respectively.

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

During the six months ended March 31, 2025, shareholders had subscribed for a total of 418,500 shares of Class A common stock of the Company, at a price of US$4.00 per share, an aggregate of US$1,674,000. As of March 31, 2025, subscription proceeds of US$947,174 was received by the Company and the outstanding subscription amount of US$726,826 was recorded as a subscription receivable.

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

As of March 31, 2026, the Company had 20,236,794 (September 30,2025: 20,236,794) issued and outstanding shares of common stock with a total value of US$2,024 (September 30,2025: US$2,024) which was presented in the Group’s consolidated balance sheets. During the six months ended March 31, 2026 and 2025, no preferred stock was issued and outstanding.

The Company is authorized to issue Class A and Class B common stock, each with a par value of $0.0001 per share, as established in the Company’s Certificate of Incorporation. As of March 31, 2026, the Company had 836,794 Class A common shares and 19,400,000 Class B common shares issued and outstanding, for a total of 20,236,794 common shares.

The Company presents common stock on the balance sheet on an aggregate basis, reflecting the combined issued and outstanding Class A and Class B shares, as both classes share the same par value and substantially identical rights except as otherwise provided in the Company’s charter.

The outstanding share count disclosed in previous regulatory filings represents the total number of Class A common shares and Class B common shares reported in the financial statements.

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

PART II – OTHER INFORMATION

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

TRANSIT PRO TECH INC.

Dated: August 28, 2026	By:	/S/ Weihong Du
Weihong Du
Chief Executive Officer