Form 10-Q/A
period 2026-06-30
Transit Pro Tech Inc.
filed 2026-08-28
CIK 2016167

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
June 30, 2026
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

Item 1. FINANCIAL STATEMENTS

TRANSIT PRO TECH INC.

Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended June 30, 2026

TRANSIT PRO TECH INC.

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2026

	As of June 30, 2026	As of September 30, 2025
	US$ (Unaudited)	US$
ASSETS
Current assets
Cash and cash equivalents	6,620	26,886
Deposit and other receivables, net	14,828	9,772
Total current assets	21,448	36,658

Non current asset
Property and equipment, net	22,875	18,682
Right-of-Use Asset	99,439	133,083
Total non current assets	122,314	151,765
Total assets	143,762	188,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables	647,766	362,735
Amount due to shareholders	11,049	3,395
Amount due to related parties	670,697	494,083
Lease liabilities - current	47,802	43,687
Total current liabilities	1,377,314	903,900

Non current liabilities
Lease liabilities - non current	53,736	89,920
Total non current liabilities	53,736	89,920
Total liabilities	1,431,050	993,820

Shareholders’ deficit
Class A ordinary shares, $0.0001 par value; 80,000,000 authorized shares, 836,794* shares issued and outstanding as of June 30, 2026 and September 30, 2025	84	84
Class B ordinary shares, $0.0001 par value; 20,000,000 authorized shares, 19,400,000* shares issued and outstanding as of June 30, 2026 and September 30, 2025	1,940	1,940
Additional paid-in capital	955,150	955,150
Accumulated other comprehensive loss	(29,714)	5,088
Accumulated deficit	(2,214,748)	(1,767,659)
Total shareholders’ deficit	(1,287,288)	(805,397)
Total liabilities and shareholders’ deficit	143,762	188,423

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

TRANSIT PRO TECH INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the three and nine months ended June 30, 2026

	Number of Class A ordinary shares	Amount of Class A ordinary shares	Number of Class B ordinary shares	Amount of Class B ordinary shares	Paid in capital	Subscription receivable	Accumulated deficit	Accumulated other comprehensive income	Total
		US$		US$	US$	US$	US$	US$	US$
As of September 30, 2025	836,794	84	19,400,000	1,940	955,150	—	(1,767,659)	5,088	(805,397)
Net losses for the period		—		—	—	—	(130,902)	—	(130,902)
Foreign currency translation adjustment		—		—	—	—	—	(7,597)	(7,597)
As of December 31, 2025	836,794	84	19,400,000	1,940	955,150	—	(1,898,561)	(2,509)	(943,896)
Issuance of common stock		—		—	—	—	—	—	—
Net losses for the period		—		—	—	—	(142,871)	—	(142,871)
Foreign currency translation adjustment		—		—	—	—		(12,787)	(12,787)
As of March 31, 2026	836,794	84	19,400,000	1,940	955,150	—	(2,041,432)	(15,296)	(1,099,554)
Issuance of common stock		—		—	—	—	—	—	—
Net losses for the period		—		—	—	—	(173,316)	—	(173,316)
Foreign currency translation adjustment		—		—	—	—		(14,418)	(14,418)
As of June 30, 2026	836,794	84	19,400,000	1,940	955,150	—	(2,214,748)	(29,714)	(1,287,288)

As of September 30, 2024		—	1,000,000	100	9,900	—	(1,136,850)	—	(1,126,850)
Stock split	600,000	60	18,400,000	1,840	(1,900)	—	—	—	—
Net losses for the period		—		—	—	—	(94,877)	—	(94,877)
Foreign currency translation adjustment		—		—	—	—	—	9,277	9,277
As of December 31, 2024	600,000	60	19,400,000	1,940	8,000	—	(1,231,727)	9,277	(1,212,450)
Issuance of common stock	418,500	42			1,673,958	(726,826)	—	—	947,174
Net losses for the period		—		—	—	—	(121,345)	—	(121,345)
Foreign currency translation adjustment		—		—	—	—	—	(553)	(553)
As of March 31, 2025	1,018,500	102	19,400,000	1,940	1,681,958	(726,826)	(1,353,072)	8,724	(387,174)
Issuance of common stock		—		—	—	—	—	—	—
Net losses for the period		—		—	—	—	(208,477)	—	(208,477)
Foreign currency translation adjustment		—		—	—	—	—	(1,333)	(1,333)
As of June 30, 2025	1,018,500	102	19,400,000	1,940	1,681,958	(726,826)	(1,561,549)	7,391	(596,984)

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

The Group leases office spaces which expire in June 2028 and the future lease payment under operating leases as of June 30, 2026 was as follows:

2026
US$
2026(remaining)	13,449
2027	54,333
2028	41,958
Total future lease payments	109,740
Less: imputed interest	(8,202)
Present value of operating lease liabilities	101,538

Operating lease liabilities – current	47,802
Operating lease liabilities - non-current	53,736

TRANSIT PRO TECH INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended June 30, 2026

7.	Leases (continued)

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

During the nine months ended June 30, 2025, shareholders had subscribed for a total of 418,500 shares of Class A common stock of the Company, at a price of US$4.00 per share, an aggregate of US$1,674,000. As of June 30, 2025, subscription proceeds of US$947,174 was received by the Company and the outstanding subscription amount of US$726,826 was recorded as a subscription receivable.

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

As of June 30, 2026, the Company had 20,236,794 (September 30,2025: 20,236,794) issued and outstanding shares of common stock with a total value of US$2,024 (September 30,2025: US$2,024) which was presented in the Group’s consolidated balance sheets. During the nine months ended June 30, 2026 and 2025, no preferred stock was issued and outstanding.

The Company is authorized to issue Class A and Class B common stock, each with a par value of $0.0001 per share, as established in the Company’s Certificate of Incorporation. As of June 30, 2026, the Company had 836,794 Class A common shares and 19,400,000 Class B common shares issued and outstanding, for a total of 20,236,794 common shares.

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